Form 10-K
period 2019-12-31
California BanCorp
filed 2020-04-14
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number 001-39242

CALIFORNIA BANCORP

(Exact name of registrant as specified in its charter)

California	82-1751097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Clay Street, Suite 500
Oakland, California

(Address of principal executives offices, including zip code)

(510) 457-3737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value share	CALB	NASDAQ Global Select Market
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, was approximately $160,139,519.

Number of shares outstanding of the registrant’s common stock as of March 31, 2020: 8,121,848

Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

California BanCorp

Form 10-K

For the Year Ended December 31, 2019

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” and “our” refer to California BanCorp and our wholly-owned banking subsidiary, California Bank of Commerce, except that in the discussion of our capital stock and related matters, these terms refer solely to California BanCorp and not to California Bank of Commerce. References to the “Bank” refer to Company’s subsidiary, California Bank of Commerce.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995.

We have made the forward-looking statements in this report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, financial condition, results of operations and future growth prospects can be found in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and elsewhere in this report. These factors include, but are not limited to, the following:

•	the impact of the COVID-19 epidemic on our business, employees, customers and the local, national and global economy;
•	business and economic conditions nationally, regionally and in our target markets, particularly in the greater San Francisco Bay Area and other areas in which we operate;
•	concentration of our loan portfolio in commercial and industrial loans, which loans may be dependent on the borrower’s cash flows for repayment and, to some extent, the local and regional economy;
•	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•	the concentration of our business activities within the geographic areas of Northern California;
•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;
•	disruptions to the credit and financial markets, either nationally or globally;
•	increased competition in the banking industry, nationally, regionally or locally;
•	our ability to execute our business strategy to achieve profitable growth;
•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and/or reduce our cost of deposits;
•	our ability to improve our operating efficiency;
•	failure to keep pace with technological change or difficulties when implementing new technologies;
•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;

•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	our ability to develop new, and grow our existing, streams of noninterest income;
•	our dependence on our management team and our ability to motivate and retain our management team;
•	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
•	system failures, data security breaches, including as a result of cyber-attacks, or failures to prevent breaches of our network security;
•	data processing system failures and errors;
•

our heavy reliance on communications and information systems to conduct business and reliance on third parties and affiliates to provide key components of business structure, any disruptions of which could interrupt operations or increase the costs of doing business;

•	fraudulent and negligent acts by our customers, employees or vendors;
•	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;
•	our ability to maintain expenses in line with current projections;
•	fluctuations in the market value of the securities held in our securities portfolio;
•	the adequacy of our reserves (including allowance for loan and lease losses and the appropriateness of our methodology for calculating such reserves;
•	increased loan losses or impairment of goodwill and other intangibles;
•	an inability to raise necessary capital to fund our growth strategy, operations, or to meet increased minimum regulatory capital levels;
•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
•	interest rate shifts and its impact on our financial condition and results of operations;
•	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
•	the institution and outcome of litigation and other legal proceeding to which we become subject;
•	changes in our accounting standards;
•	the impact of recent and future legislative and regulatory changes, including the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
•

examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, or write-down assets, or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

•	governmental monetary and fiscal policies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverage; and
•	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Annual Report on Form 10-K. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	BUSINESS

General

California BanCorp was organized in 2017 to serve as the holding company for California Bank of Commerce (the “Bank”) and is headquartered in Oakland, California. California BanCorp commenced operation as a bank holding company on June 30, 2017 following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company has no operations other than ownership of the Bank.

The Bank is a California-chartered commercial bank founded in 2007. The Bank is headquartered in Lafayette, California, approximately 15 miles east of Oakland, California. The Bank is supervised and regulated by the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank has three branch offices, including its headquarters, in Lafayette, Fremont and San Jose, California and it operates loan production offices in each of Oakland, Walnut Creek, San Jose and Sacramento. We primarily serve business and professional corporations with a variety of business focused financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, foreign exchange services, commercial and industrial loans, asset-based loans, loans to dental and veterinary professionals, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. In 2015, the Bank acquired Pan Pacific Bank, a business-focused community bank based on in Fremont, California with $131 million in assets. As of December 31, 2019, we had total consolidated assets of $1.2 billion, total gross loans of $949.7 million, total deposits of $988.2 million and total shareholders’ equity of $130.3 million.

We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy and information statements in connection with our stockholders’ meetings. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov. Our website address is www.californiabankofcommerce.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

Our Strategy

The Bank is a relationship-based commercial business bank focused on providing innovative products and services that are value-driven. We maintain a strong credit culture as a foundation of sound asset quality, and we embrace innovation and provide the solutions our customers need and expect. We focus on creating value for the communities and clients we serve to provide exceptional return for our shareholders, and also growing relationship deposits and lending those funds to invest in and support the communities we serve, with the ultimate goal of yielding superior growth in earnings per share.

Our strategic plan includes the following measures of long-term success: (i) earnings per share growth; (ii) return on assets; (iii) return on tangible common equity; (iv) total risk-based capital ratio; (v) core deposit growth; and (vi) non-performing assets to total assets ratio.

Our Market Area

We are headquartered in the San Francisco Bay Area in Oakland, California. The Bank maintains its headquarters in Lafayette, California, where it offers full banking services. We currently have one branch in Fremont, California and one branch in San Jose, California. We also operate loan production offices in Walnut Creek, Oakland, San Jose and Sacramento, California.

Our market areas cover primarily the greater San Francisco Bay Area and Sacramento. Our branches and loan production offices are located in three contiguous counties in the San Francisco Bay Area: Alameda, Contra Costa and Santa Clara; and Sacramento County. The economic base of this market area is heavily dependent on small and medium-sized businesses, providing us with a market rich in potential customers.

The four counties in which the Bank has offices have an estimated aggregate population of 5.8 million, based on 2010 U.S. Census data, and total deposits of approximately $287.5 billion as of June 30, 2019, according to the most recent data published by the FDIC.

The economies of the San Francisco Bay Area are primarily driven by the technology, real estate, financial services, tourism, shipping and manufacturing industries and the area is home to the second highest concentration of Fortune 500 companies after the New York metropolitan area. Sacramento is the capitol of the State of California and government-related activities are a significant portion of the region’s economy. The Sacramento area also includes a number of higher education centers, including state universities and technical colleges.

Competition

The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, finance companies, including “fintech” lenders, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies, for example. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer most types of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of our non-banking competitors, such as fintech lenders, have fewer regulatory constraints and may have lower cost structures. In addition, some of our competitors have assets, capital and lending limits greater than that of the Bank, have greater access to capital markets and offer a broader range of products and services than the Bank. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than we can offer. Some of these institutions offer services, such as international banking, which we do not directly offer, except for a limited suite of services such as international wires and currency exchange.

We compete with these institutions by focusing on our position as an independent, commercial business bank and rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet the needs of the customers we serve. We strive to provide innovative products to our customers that are value-driven. We actively cultivate relationships with our customers that extend beyond a single loan to a full suite of products that serve the needs of our commercial customers. Our goal is to develop long-standing connections with our customers and the communities that we serve. While our position varies by market, our management believes that we can compete effectively as a result of local market knowledge, local decision making, and awareness of customer needs.

Our Business

General

We provide a range of commercial lending services, including commercial and industrial loans, commercial real estate loans, and residential and commercial construction and development loans. Our specialty commercial lending niches include dental and veterinary lending, commercial contractors, asset-based lending, commercial and residential construction and emerging businesses. Our customers are generally small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. The majority of our customer-facing offices are loan production offices.

Credit Administration and Loan Review

Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated.

As part of our credit administration, we document the borrower’s business, purpose of the loan, our evaluation of the repayment source and the associated risks, our evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

•	maintaining close relationships among our customers and their designated banker to ensure ongoing credit monitoring and loan servicing;
•	granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit;
•	confirming that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•	developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and
•	properly documenting each loan and confirming that any insurance coverage requirements are satisfied.

For loan approvals, a loan is first recommended by a line of business manager and then is directed to the appropriate officer within credit administration for approval, subject to specified limits. This process ensures that the loan is supported by both the line of business and credit administration and allows us to respond to customer credit requests in an expeditious manner. Proposed loans above the specified limit must be approved by the Bank’s board of directors.

Managing credit risk is a company-wide process. Our strategy for credit risk management includes centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer provides company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

Our loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Our loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate.

In addition, our loan policies provide guidelines for: personal guarantees; environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses and other matters relating to lending practices. We do not make loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full board of directors of the Bank.

Lending Limits

Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2019, the Bank’s limit on aggregate secured loans-to-one-borrower was $34.0million and unsecured loans-to-one borrower was $21.0million. At December 31 2019, the Bank’s highest aggregate balance of secured loans-to-one-borrower was $23.0million and the highest aggregate balance of unsecured loans-to-one borrower was $5.0million. The Bank’s legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition, the Bank has established internal loan limits, which are lower than the legal lending limits for a California bank. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s customers. We are also able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending, with an emphasis on the dental and veterinary industries, contractors and emerging companies. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our customers due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our customers, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining asset quality. As of December 31, 2019, commercial and industrial loans made up approximately $390 million or 41% of our loan portfolio.

We provide a mix of variable and fixed rate commercial and industrial loans. We extend commercial business loans for working capital, accounts receivable and inventory financing and other business purposes. Generally, short-term loans have maturities ranging from 12 months to 3 years, and “term loans” have maturities ranging from 5 to 10 years. Loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Repayment of commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. Where the borrower is a corporation, partnership or other entity, we typically require personal guarantees from significant equity holders. Our maximum loan-to-value ratio for commercial and industrial loans is dependent on the collateral.

Asset-Based Lending (ABL) Loans

A subset of our commercial and industrial loans are structured as asset based lending (“ABL”) loans, which are secured by the borrower’s accounts receivable or inventory. Our ABL loans are structured as callable and cancelable transactions. The ABL loans are originated through and managed by our Business Credit division. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2019, ABL loans totaled approximately $33.0 million, or approximately 3% of our loan portfolio.

Construction and Development Loans

We offer adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 12 to 36 months. Most loans will mature and require payment in full upon the sale or refinance of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell or stabilize completed projects in a timely manner.

We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 50%-75% depending on the project type with a maximum loan-to-cost ratio of 80%. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31 2019, construction and development loans made up approximately $43 million or 5% of our loan portfolio.

Real Estate Loans

A significant component of our loan portfolio is loans secured by real estate. These loans include both commercial real estate loans and other loans secured by real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate and rising interest rates, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate where feasible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.

As of December 31, 2019, commercial real estate loans made up approximately $503.0million, or 53%, of our loan portfolio. We do not originate residential mortgage loans and as of December 31, 2019, home equity loans made up approximately $0.9 million or less than one percent of our loan portfolio.

Our commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 70% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 130% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets.

Small Business Administration Loans

We offer U.S. Small Business Administration, or SBA, loans for qualifying businesses for loan amounts up to $5 million. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.

We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.

SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, these loans are structured to give the Bank a 50% first deed of trust and the CDC a 40% second deed of trust, with the remaining 10% funded by the borrower. Interest rates for the first deed of trust loans are subject to normal bank commercial rates and terms and the second deed of trust CDC loans are fixed for the life of the loans based on certain indices.

Our SBA 7(a) loans are originated through our SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank is designated as an SBA Preferred Lender, whereby the SBA has delegated its authority to us to make, service and liquidate loans. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.

As of December 31, 2019, our SBA loan portfolio totaled approximately $13.0million or approximately 1% of our loan portfolio.

Consumer Loans

We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2019, consumer loans made up less than $1 million of our loan portfolio.

Deposit Products

We offer a range of commercially focused deposit and treasury management services at our branch locations that are similar to those typically available in the commercial divisions of the larger regional and national banking institutions, including commercial analysis and other cash management accounts, ranging from money market accounts to long-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. Our customers primarily include businesses, associations, organizations and governmental authorities. Our deposits are insured by the FDIC up to statutory limits.

Securities

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:

•

provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

•	serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes;
•	serve as a tool for modifying our interest rate risk profile pursuant to our established policies; and
•	provide collateral to secure local governmental agency and business deposits.

Our investment portfolio is comprised primarily of U.S. government agency securities and mortgage-backed securities issued by government-sponsored entities, though we may hold other securities, such as corporate debt securities.

Our investment policy is reviewed annually by our board of directors. The Bank’s board of directors has delegated the responsibility of monitoring our investment activities to the Asset Liability Committee of the Bank’s board of directors. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Chief Financial Officer and Chief Executive Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	a requirement to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations;
•	exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•	reduced disclosure about the emerging growth company’s executive compensation arrangements; and
•	no non-binding advisory votes on executive compensation or golden parachute arrangements.

We could remain an emerging growth company for up to five years, or until the earliest of  (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We expect to take advantage of certain of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We plan to elect to use the extended period for compliance and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. See our discussion in “Risk Factors”.

Employees

As of December 31, 2019, we had 133 full-time equivalent employees (“FTE”). None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

General Corporate Information

Our principal executive offices are located at 1300 Clay Street, Suite 500, Oakland, California and our telephone number at that address is (510) 457-3615. Additional information can be found on our website: www.californiabankofcommerce.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

Economic Conditions, Government Policies and Legislation

Our profitability, like that of most financial institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest bearing liabilities, such as deposits, borrowings, and debt, and the interest income on our interest earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of noninterest bearing deposits, have a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending, and political changes and events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on the Company, and the Bank, of future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting, or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, financial holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and by various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business, limit permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”

Supervision and Regulation

As a financial institution, we are extensively regulated under both federal and state law. This supervisory framework could materially impact the conduct and profitability of our activities. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on our ability to pay dividends to our shareholders, to repurchase our stock and to receive dividends from our subsidiary banks.

As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Federal Reserve and the DBO. As a California state-chartered commercial bank the Bank is subject to supervision, periodic examination and regulation by the DBO and the FDIC. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Banking regulation is intended to protect depositors and consumers and not shareholders.

The following discussion explains the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects our business. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation or regulation may have on our future business and earnings.

Capital Adequacy

Bank holding companies and depository institutions are required to maintain minimum levels of capital and are subject to consolidated risk-based and leverage capital rules. The federal banking agencies have adopted minimum risk-based capital requirements (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements, as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

In addition to the minimum risk-based capital and leverage ratios, bank holding companies and depository institutions must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer was phased in over four years beginning in 2015 and was fully phased in as of January 1, 2019.

As a banking organization with less than $3.0 billion in assets, the Company is exempt from the Federal Reserve’s consolidated capital rules under the Federal Reserve Small Bank Holding Company and Savings and Loan Holding Company Policy Statement.  The following table presents the risk-based and leverage capital requirements applicable to the Bank:

	Adequately Capitalized Requirement	Well-Capitalized Requirement	Well-Capitalized with Buffer (as fully phased in 2019)
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%

The capital rules require that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the rules.

The FDIC also considers interest rate risk (arising when the interest rate sensitivity of a bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

Enforcement Powers

If as a result of an examination of a bank holding company or a bank, its federal banking agency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors of the bank; and if the federal banking agency concludes that such conditions at the bank holding company or the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DBO has many of these same remedial powers with respect to the Bank.

Regulation of the Company

As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve under the Bank Holding Company Act and the regulations of the Federal Reserve. The Company is required to file quarterly reports with the Federal Reserve and to provide additional information as the Federal Reserve may require. The Federal Reserve regularly examines the Company, may examine any of our subsidiaries and charges us for the cost of the examinations. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved in the transaction. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed above.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, as amended, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control exists if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is generally presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of the bank holding company, but the regulations set forth certain circumstances in which this presumption does not apply, and the regulations also provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act expanded the permissible activities of a bank holding company that qualifies as a financial holding company to engage in activities that are financial in nature or incidental or complementary to financial activities. Those activities include, among other activities, certain insurance, advisory and securities activities. The Company has not elected to be financial holding company and we have no plans to do so.

Imposition of Liability for Undercapitalized Subsidiaries: Source of Strength. Under the Federal Deposit Insurance Act (the “FDIA”) federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company has control of the Bank. The FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. See “Regulation of the Bank — Prompt Corrective Action” below.

Federal law and Federal Reserve policy require that the Company act as a source of financial and managerial strength to the Bank, committing resources to the Bank, including at times when it may not be in a financial position to provide it. As discussed above, the Company could be required to guarantee a capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank Holding Company Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Restrictions on Dividends and Stock Repurchases. The Company’s ability to pay dividends to its shareholders is limited by both general corporate law considerations and the regulations and policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition, and current Federal Reserve policy further calls for a bank holding company to consult with the Federal Reserve before repurchasing shares during a quarter in an amount that exceeds its earnings for the quarter. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in regulatory capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

As a California corporation, the Company is subject to the limitations of California law, which allows a California corporation to distribute cash or property to shareholders, including as a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, the Company may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature.

The primary source of capital for the Company’s payment of any dividend or its repurchase of stock is expected to be the Bank, through the payment of dividends or management fees to the Company. The ability of the Bank to pay cash dividends or fees to the Company is limited by law and regulation, as described in “Regulation of the Bank — Dividend Restrictions Applicable to the Bank,” below.

Regulation of the Bank

The Bank is a California-chartered bank. The deposit accounts of the Bank are insured by the FDIC to the maximum extent provided under federal law. As a California-chartered bank, the Bank is subject to supervision and regulation by the DBO, the chartering authority for California banks, and as an FDIC-insured bank that is not a member of the Federal Reserve System, the FDIC. The FDIC and DBO regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The FDIC and the DBO also have the power to prohibit the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank, its business, activities, and operations.

Prompt Corrective Action

The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2019, the Bank’s capital levels exceeded the minimum levels required to be considered “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category:

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater

Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater

Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%

Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

Critically Undercapitalized	n/a	n/a	n/a	n/a

An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes. An institution may be downgraded to a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories: undercapitalized, significantly undercapitalized, and critically undercapitalized. The severity of the action depends upon the capital category in which the institution is placed. As an institution’s capital decreases, the regulators’ enforcement powers become more severe.

In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The federal banking regulators require that each company having control of the undercapitalized institution guarantees the subsidiary depository institution’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition to the federal regulatory capital requirements described above, the DBO has authority to take possession of the business and properties of a California-chartered bank in the event that the bank’s tangible shareholders’ equity is less than the greater of 4% of the bank’s total assets or $1.0 million.

Dividend Restrictions Applicable to the Bank

The primary source of funds for the Company is expected to be dividends from the Bank. California and federal laws and regulations limit the Bank’s payment of dividends to the Company.

Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.

The Bank’s ability to pay dividends to the Company is further limited by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a depository institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Bank is generally required to maintain a capital conservation buffer of 2.5% in CET1. See “—Capital Adequacy Requirements” above.

Further, if, in the opinion of the FDIC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the FDIC could require that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

Branching

California law permits California banks, such as the Bank, to establish an additional banking office with notice to the DBO. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including a bank’s financial condition and management. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. A bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

FDIC Insurance Assessments

The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law.    As an FDIC insured financial institution, the Bank is subject to deposit insurance assessments as determined by the FDIC.

Under the FDIC’s risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. As a result of the Dodd-Frank Act, the calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In addition, the FDIC can impose special assessments in certain instances.

Concentrations in Commercial Real Estate Lending

The federal banking regulators have issued guidance to identify institutions that may be exposed to potential significant commercial real estate lending risks and may therefore warrant greater supervisory scrutiny. The guidance includes the following numerical tests:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or
•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

The guidance does not limit a bank’s levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Banking regulators expect banks with concentrations of commercial real estate loans to maintain appropriate underwriting discipline, risk-management and capital commensurate with the level and nature of their commercial real estate risks.

Community Reinvestment Act

The Community Reinvestment Act requires that the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. Federal banking agencies must consider an institution’s Community Reinvestment Act compliance in approving mergers, acquisitions, and applications to open a branch. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Transactions with Affiliates and Insiders

We are subject to the provisions of Regulation W promulgated by the Federal Reserve, which implements Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount and terms of the Bank’s loans or extensions of credit to, investments in, or certain other transactions with the Company or any other affiliated entity. Regulation W also prohibits, among other things, a depository institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

The Bank Secrecy Act and the USA Patriot Act

The Bank is subject to the Bank Secrecy Act of 1970 as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Bank Secrecy Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. For example, the Bank Secrecy Act and related regulations require that the Bank report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank.

Data Privacy and Cybersecurity

The Gramm-Leach-Bliley Act (the “GLBA”) and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution is expected to have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

Consumer Laws and Regulations

The Bank is subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans.

The Dodd-Frank Act centralized responsibility for federal consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. Proposals that could substantially intensify the regulation of the financial services industry have been and may be expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations, or financial condition.

Item 1A.	RISK FACTORS

Our business is subject to certain risks, including those described below. The following discussion addresses the most significant risks that could affect our business, financial condition, liquidity, results of operations, and capital position. If any of the events described in the following risk factors actually occurs then our business, results of operations and financial condition could be materially adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations may be materially and adversely effected. In that event, the market price for our common stock would likely decline. More detailed information concerning these risks is contained in other sections of this report, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks related to our business

The outbreak of the recent coronavirus ("COVID-19") is likely to adversely affect our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of the COVID-19 coronavirus and the resulting “stay at home” orders and travel restrictions have caused severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19 may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. The spread of COVID-19 did negatively impact the availability of key personnel or third party service providers necessary to conduct our business activities.

There continue to be broad concerns related to the potential effects of the coronavirus or COVID-19 outbreak. If the coronavirus has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and the results of operations could be materially and adversely affected.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Management expects the Company’s net interest income and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus and the actions by the Federal Reserve with respect to interest rates. The spread of COVID-19 and its impact on the economy heightens the risk associated with many of the risk factors described in this report, such as those related to loan losses and our reliance on our executives and third party service providers, for example.  The amount of impact on the Company’s financial results is uncertain. We believe, however, that we are likely to experience a material adverse effect to our business, financial condition, and results of operations as a result of the COVID-19 pandemic.

We may suffer losses in our loan portfolio.

Loan defaults and losses on the loans we make are an inherent risk of the banking business. As a lender, we are exposed to the risk that our borrowers will not repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may experience higher than expected losses depending on economic factors and our borrowers’ behavior. The risks of loan losses are exacerbated by adverse changes in economic, operating and other conditions, which are beyond our control, and may cause our actual loan losses to exceed our current allowance estimates.

We may be required to increase our allowance for loan losses, which would adversely affect our financial performance in the future.

We maintain an allowance for loan losses to provide a reserve for loan defaults and non-performance. There is no precise method of predicting loans losses. We regularly evaluate and conduct an analysis to determine the probable and estimable losses inherent in our loan portfolio and the adequacy of our allowance for loan losses. This evaluation requires us to make a number of estimates and judgments regarding the financial condition and creditworthiness of a significant number of our borrowers, the value and sufficiency of the collateral securing our loans, economic conditions and other factors, all of which are difficult to assess and may change over time.

If our estimates or judgments prove to be incorrect due to circumstances outside our control, the ineffectiveness of our credit administration or for other reasons or the Bank’s regulators come to a different conclusion regarding the adequacy of our allowance for loan losses, we could be require to increase the provisions we make for loan losses, which could reduce our income or could cause us to incur operating losses in the future. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, or unanticipated loan losses results from other circumstances, both within and outside of our control. These additions may require increased provision expense, which could negatively impact our results of operations.

Our focus on lending to small to medium-sized businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and may have a heightened vulnerability to economic conditions and greater customer concentration risk. If general economic conditions in the markets in which we operate negatively impact this customer segment, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Our business concentration in Northern California imposes risks resulting from any regional or local economic downturn affecting Northern California.

We conduct our banking operations primarily in the greater San Francisco Bay Area of Northern California and we recently expanded to Sacramento, California. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2019 were secured by properties and collateral located in California. As of such date, approximately 80% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California. The balance of our other loans were made primarily to borrowers located in other areas of California and were secured by properties located in the state. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2019, approximately 58% of our loan portfolio was comprised of commercial real estate and other loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2019 the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) 53%; commercial and industrial 41%; and construction and land 4%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2019, we had 10 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.

Non-owner occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial and industrial loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time, (ii) they are difficult to appraise and liquidate, and (iii) they fluctuate in value based on the success of the business.

A subset of our commercial and industrial loans are structured as Asset Based Lending (“ABL”) loans. Generally, our ABL loans are structured as callable and cancelable transactions. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2019, ABL loans totaled approximately $33.0 million, or 3% of our loan portfolio.

Risk of loss on a construction and development loan depends largely upon whether our initial estimate of the property’s value at completion of construction or development equals or exceeds the cost of the property construction or development (including interest), the availability of permanent take-out financing and the builder’s ability to ultimately sell the property. During the construction or development phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Additionally, commercial real estate loans, commercial and industrial loans and construction and development loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Therefore, we could be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.

A significant percentage of our loans are attributable to a relatively small number of borrowers.

Our 10 largest borrowing relationships accounted for approximately 15% of our loans at December 31, 2019. Our largest single borrowing relationship accounted for approximately 2% of our loans at December 31, 2019. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

We depend on our executive officers and other key individuals to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key individuals. The loss of any of their service could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our bankers and lending officers and on their relationships with the customers and communities they serve. The loss of key personnel, or the inability to recruit and retain qualified and talented personnel in the future, could have an adverse effect on our business, financial condition or operating results.

We face strong competition from other companies that offer banking and financial services.

We conduct our banking operations primarily in Northern California. Many of our competitors offer the same, or a wider variety of, banking services within our market areas. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do and some community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened production offices, or otherwise solicit deposits and loans, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected.

We follow a relationship-based operating model and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining bankers and other associates who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Furthermore, maintaining our reputation also depends on our ability to protect our brand name and associated trademarks.

However, reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our Company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including business and lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present given the nature of our business.

If our reputation is negatively affected by the actions of our employees or otherwise, our business and operating results may be materially adversely affected.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to re-price downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

Although we believe that we have implemented effective asset and liability management strategies to mitigate the potential adverse effects of changes in interest rates on our results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

As a commercial bank, we provide services to a number of customers whose deposit levels vary considerably. Our 10 largest depositor relationships accounted for approximately 20% of our deposits at December 31, 2019. Our largest depositor relationship accounted for approximately 4% of our deposits at December 31, 2019. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, Federal Home Loan Bank (‘FHLB”) advances, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If our customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Any decline in available liquidity could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain compliance with regulatory capital requirements, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We may pursue acquisitions in the future, which would expose us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may pursue acquisitions of other financial institutions, bank branches and or financial services businesses in target markets. Such an acquisition strategy would involve significant risks, including our success in integrating the acquired operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.

Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt the Bank’s or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The Bank is under continuous threat of loss due to hacking and cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. We cannot assure that we will not be the victim of successful hacking or cyberattacks in the future that could cause us to suffer material losses. The occurrence of any cyber-attack or information security breach could result in potential liability to customers, reputational damage and the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition or results of operations.

We have a continuing need to stay current with technological changes to compete effectively and increase our efficiencies. We may not have the resources to implement new technology to stay current with these changes.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. In connection with implementing new technology enhancements or products in the future, we may experience certain operational challenges (e.g. human error, system error, incompatibility, etc.) which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.

We rely on third parties to provide key components of our business infrastructure.

We rely on third parties to provide key components for our business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we select these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services by a vendor, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could create significant delays and expense that adversely affect our business and performance.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

We face risks related to severe weather, natural disasters and other external events that could adversely affect our business.

Our operations and our customers are primarily located in the Northern California where natural and other disasters may occur. The region is vulnerable to natural disasters, such as earthquakes, fires, droughts and floods. These types of natural catastrophic may disrupt the local economies, our business and customers in these regions. These events could affect the stability of the Bank’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, any of which could materially adversely affect our business and operating results.

There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make certain activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Risks related to our common stock

Laws and regulations restrict our ability to pay dividends.

Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. These restrictions are described in greater detail in “Business—Supervision and Regulation—Regulation of the Company” and “Business—Supervision and Regulation—Regulation of the Bank.

For the foreseeable future, the majority, if not all, of the Company’s revenue will be from any dividends paid to the Company by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to the Company. Furthermore, our present and future dividend policy is subject to the discretion of our board of directors.

We cannot guarantee that the Company or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends or, that our board of directors will ever decide that we should pay dividends.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the shareholders, and loans must be paid off before any assets can be distributed to shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Many factors could cause our stock price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new or expected changes to federal banking regulations, our limited number of shares and shareholders, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether and to what extent equity research analysts publish research or reports about us and our business. We cannot predict at this time how many research analysts will cover us and our common stock or how many will publish research and reports on us. If one or more equity analysts cover us and publish research reports about our common stock, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us.

If any of the analysts who elect to cover us downgrade their recommendation with respect to our common stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Our board of directors may issue shares of preferred stock that could adversely affect the rights of our common shareholders.

Our authorized capital stock includes 10,000,000 shares of preferred stock, none of which are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

•	the designation of, and the number of, shares constituting each series of preferred stock;
•	the dividend rate for each series;
•	the terms and conditions of any voting, conversion and exchange rights for each series;
•	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;
•	the provisions of any sinking fund for the redemption or purchase of shares of any series; and
•	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

Our internal controls over financial reporting may not be effective and our management may not be able to certify as to their effectiveness, which could impair our ability to accurately report our financial results or prevent fraud, which could have a significant and adverse effect on our business, reputation and the market price of our common stock.

As a public company, our management will be responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We are currently in the process of enhancing our internal controls over financial reporting to enable us to comply with our obligations under the federal securities laws and other applicable legal requirements. We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act; however, we are required to comply with certain FDIC rules that implement certain requirements under Section 404 of the Sarbanes-Oxley Act. When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Furthermore, as we transition to a public company, we intend to continue to improve the effectiveness of our internal controls by hiring additional personnel, utilizing outside consultants and accountants to supplement our internal staff as needed, improving our IT systems, and implementing additional policies and procedures. We anticipate incurring costs in connection with these improvements to our internal control system. If we are unsuccessful in implementing these improvements, we may not be able to accurately and timely report our financial results, conclude on an ongoing basis that we have effective controls over financial reporting or prevent a material weakness in our internal controls over financial reporting, each of which could have a significant and adverse effect on our business, reputation and the market price of our common stock.

In connection with the audit of our 2019 financial statements, we identified a material weakness in our internal controls over financial reporting.

In connection with the preparation of our 2019 financial statements, we identified a control deficiency in our financial reporting process that constituted a material weakness for the year ended December 31, 2019.  The material weakness related to the precision of our review of our SEC and financial reporting.  Specifically, we did not have effective processes and procedures in place (1) to formally document management’s review of our financial statements and footnotes included in our SEC filings to ensure timeliness and accuracy of filings; (2) to consistently use checklists regarding Generally Accepted Accounting Principles and SEC disclosure requirements as part of the SEC filing process to ensure that required disclosures are complete and accurate; (3) to identify subsequent events during an open subsequent period necessary to ensure proper disclosure; and (4) to develop, maintain and review on a regular basis a listing of related parties, as defined by SEC Regulation S-K. While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements, our management concluded there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.  We are in the process of planning the remediation of this weakness, which is expected to include the development and implementation of formalized procedures and controls.  The remediation of this material weaknesses is therefore ongoing and may necessitate implementation of additional measures.  Further, there is no assurance that our remedial actions will be fully effective or will prevent weaknesses from reoccurring. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory shareholder vote on executive compensation and golden parachute payments, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and the financial statements (auditor discussion and analysis). As a result of the foregoing, the information that we provide shareholders may be different than what is available with respect to other public companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We plan to elect to use the extended period for compliance and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Our securities are not FDIC insured.

Our securities, including our common stock, are not savings or deposit accounts or other obligations of the Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of your entire investment in our stock.

Risks related to the business environment and our industry

We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect consumers, depositors’ funds and the safety and soundness of the banking system as a whole, not our shareholders. These regulations affect the Bank’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject the Company and/or the Bank to additional costs, limit the types of financial services and products the Company and/or the Bank may offer, and/or limit the pricing the Company and/or the Bank may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Business—Supervision and Regulation”.

Bank regulatory agencies, including the Federal Reserve, FDIC and the DBO, periodically conduct examinations of our business, including for compliance with laws and regulations, and could subject us to regulatory enforcement actions or other negative consequences.

Bank regulatory agencies, including the Federal Reserve, the FDIC and the DBO, periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. The CFPB also has authority to take enforcement actions, including cease-and desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If a bank regulatory determines that we have violated a law or engaged in an unsafe or unsound practice, we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, memoranda of understanding and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. The Company could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Past market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB, the federal banking agencies and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. If our policies, procedures and systems are deemed deficient we could be subject to liability, including fines, regulatory actions and regulatory restrictions on our ability to proceed with certain aspects of our business plan or expansionary activities, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering could also have serious reputational consequences for us. See “Business—Supervision and Regulation—Regulation of the Bank.”

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters is located at 1300 Clay Street, Suite 500, Oakland, California, where the Bank also operates a loan production office. In addition, the Bank has three branches and three other loan production offices in California. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. Each property is leased. We believe that upon expiration of each lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

Office	Address	City, State, Zip

Headquarters and Oakland Loan Production Office	1300 Clay Street, Suite 500	Oakland, California 94612

Bank Headquarters	3595 Mt. Diablo Blvd, Suite 220	Lafayette, California, 94549

Fremont Branch Banking Office	47065 Warm Springs Blvd.	Fremont, California 94539

San Jose Branch Banking Office	300 Park Ave, Suite 100	San Jose, California 95110

Walnut Creek Loan Production Office	2999 Oak Road, Suite 910, 200	Walnut Creek, California 94597

San Jose Loan Production Office	333 W. San Carlos Street, Suite 1600	San Jose, California 95113

Sacramento Loan Production Office	500 Capital Mall, 15th Floor	Sacramento, CA 95814
Chico Branch Banking Office	1802 Fountain Lane	Chico, CA 95928

Item 3.	LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CALB.”

The closing price for our common stock on the NASDAQ Global Select Market on March 30, 2020 was $11.75 per share share.  As of March 30, 2020, there were approximately 200 holders of record of our common stock.

The Company issues from time to time stock options, restricted stock units and restricted stock awards to its directors, officers and employees under its equity incentive plans. During 2019, we issued stock options to purchase 160,142 shares of our common stock, 65,690 restricted stock units, 19,626 shares of restricted stock and 94,150 shares upon the exercise of stock options and settlement of vested restricted stock units. The issuances of these securities were exempt from the registration requirements of the Securities Act pursuant to SEC Rule 701.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

The following table sets forth summary historical consolidated financial data as of the dates and for the periods shown. Please review the following financial data in conjunction with the other information contained in this report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes thereto included elsewhere in this report.

	(audited) As of and for the year ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$40,938	$ 35,833	$31,533
Provision for loan losses	2,326	1,435	2,393
Non-interest income	4,248	3,716	3,091
Non-interest expense	33,223	26,372	20,945

Income (loss) before taxes	9,637	11,742	11,286

Provision for income taxes	2,636	3,029	5,659

Net (loss) Income	$7,001	$8,713	$5,627

Per Share Data:
Average shares of common stock outstanding, basic	8,048,793	7,120,986	6,298,971
Average shares of common stock outstanding, diluted	8,132,093	7,317,612	6,642,508
Total shares of common stock outstanding	8,092,966	7,993,908	6,416,295
Basic income (loss) per share	$0.87	$1.22	$0.89
Diluted income (loss) per share	$0.86	$1.19	$0.85
Dividends declared per share	$—	$—	$—
Dividend payout ratio	— %	— %	— %
Book value (at period end)	$16.09	$15.15	$13.21

Balance Sheet Data:
Gross Loans held for investment	$949,652	$844,728	$729,937
Allowance for loan losses	$11,075	$10,800	$9,300
Total Assets	$1,152,034	$1,005,677	$866,470
Deposits	$988,236	$874,254	$760,373
Shareholders’ Equity	$130,256	$121,079	$84,743

	(audited) As of and for the year ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	0.66%	0.94%	0.69%
Return on average equity	5.52%	8.65%	6.84%
Net interest margin(1)	4.12%	4.09%	4.15%
Efficiency ratio(2)	73.52%	66.68%	60.49%

Asset Quality Data (at Period End):
Net charge-offs (recoveries) / average loans	0.23%	(0.01)%	0.09%
Nonperforming loans / gross loans	0.29%	0.53%	0.07%
Allowance for loan losses / nonperforming loans	402%	242%	1,922%
Allowance for loan losses / loans held for investment	1.17%	1.28%	1.27%

Balance Sheet and Capital Ratios(3):
Loans held for investment / deposits	95.23%	96.6%	96.0%
Tangible common equity / tangible assets	10.72%	11.37%	8.98%
Leverage ratio	10.64%	11.57%	8.74%
Tier 1 risk-based capital ratio	10.58%	11.18%	8.89%
Total risk-based capital ratio	11.99%	12.76%	10.73%

(1)	The net interest margin represents fully taxable equivalent net interest income as a percent of average interest-earning assets for the period.
(2)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and noninterest income.
(3)	Capital ratios are for California BanCorp on a consolidated basis.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report. Please see the “Forward Looking Information” immediately preceding Part I of this Report.

Overview

California BanCorp is a California corporation that was organized to serve as the holding company for California Bank of Commerce. On June 30, 2017, we completed a reorganization in which California BanCorp became the Bank’s holding company. As a registered bank holding company under the Bank Holding Company Act, the Company is subject supervision and regulation by the Federal Reserve.

California Bank of Commerce, which was incorporated in 2007, is a California -chartered commercial bank headquartered in Lafayette, California. The Bank is regulated by the FDIC and the DBO and is not a member of the Federal Reserve. The Bank has seven offices, six of which are in the San Francisco Bay Area and all of which are in Northern California. These offices include three banking offices in Lafayette (the Bank’s headquarters), Fremont and San Jose, where the Bank offers loan, deposit and treasury management products. The Bank also has four loan production offices in Oakland, Walnut Creek, San Jose and Sacramento, California.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for loan losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

As of December 31, 2019, the Company had total consolidated assets of $1.2 billion, total gross loans of $949.7 million, total deposits of $988.2 million and total shareholders’ equity of $130.3 million. The Company employs approximately 133 full-time equivalent employees and has an assets-to-FTE ratio of approximately $9.0 million.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2019, included elsewhere in this report.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance for loan losses is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan losses as of the date of the consolidated balance sheet and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans, changes in economic or other conditions may necessitate revision of the estimate in future periods.

Summary of Performance

Our net income was $7.0 million for the year ended December 31, 2019, compared to $8.7 million for the year ended December 31, 2018.  The decrease in net income of $1.7 million, or 19.6% was primarily driven by increases in noninterest expense and provision for loan losses, which offset increases in net interest income and noninterest income.

•

Our net interest income increased by $5.1 million, or 14.2%. The increase in net interest income was the result of growth in average earning assets of $116.4 million, or 13.3%, and expansion of our net interest margin to 4.12% in the year ended December 31, 2019 from 4.09% in the same period of 2018.

•	Our loan loss provision increased by $891 thousand, or 62.1%, during 2019 compared to the same period of 2018.
•	Noninterest income grew by $532 thousand or 14.3% during the year ended December 31, 2019 compared to the same period in 2018.
•	Noninterest expense grew by $6.9 million or 26.0% during 2019 compared to 2018.

Summary of Performance—Financial Condition

December 31, 2019 relative to December 31, 2018

•	Total assets were $1.2 billion at December 31, 2019, an increase of $146.4 million or 14.6% compared to $1.0 billion at December 31, 2018.
•	Total gross loans grew by $104.9 million or 12.4% to $949.7 million at December 31, 2109 from $844.7 million at December 31, 2018.
•	Total deposits grew by $114.0 million or 13.0% to $988.2 million at December 31, 2019 compared to $874.2 million at December 31, 2018. Noninterest bearing deposits grew by $34.9 million or 9.9%.
•	Total shareholders’ equity increased by $9.2 million or 7.6%. As of December 31, 2019, the Company’s total risk-based capital ratio was 11.99% and its Tier 1 leverage ratio was 10.64%.

Results of Operations

Net Interest Income and Net Interest Margin

Our net interest income increased to $40.9 million in 2019 from $35.8 million in 2018. The increase of $5.1 million or 14.2% in 2019 was primarily the result of higher average earning assets, a $116.4 million increase or 13.3% compared to 2018, as well as an increase in our net interest margin to 4.12% from 4.09%. The increase in net interest margin for the period was primarily due to an increase in the percentage of average earning assets represented by loans, which has grown to 91.1% in December 31, 2019 from 86.2% in 2018.

The following table shows the annual average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category for the years ended December 31, 2019 and 2018. The table also shows the yields earned on each major component of our investment and loan portfolio, the average rates paid on each key segment of our interest bearing liabilities, and the net interest margin.

Distribution, Yield and Rate Analysis of Net Interest Income and Net Interest Margin

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Loans, gross(1)	$903,921,555	$46,914,858	5.19%	$755,659,225	$38,443,340	5.09%
Securities	37,866,932	1,164,519	3.08%	23,377,672	635,410	2.72%
Interest bearing deposits and fed funds sold	50,890,463	999,015	1.96%	97,250,623	1,859,592	1.91%

Total interest earning assets	992,678,950	49,078,392	4.94%	876,287,520	40,938,342	4.67%

Cash and due from banks	19,663,364			18,497,543
Premises and equipment, net	1,893,369			2,426,713
Goodwill and other intangible assets	7,623,509			7,768,128
Other assets	42,593,087			25,376,764

Total assets	$1,064,452,279			$930,356,668

Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$342,720,451			$331,809,172
Demand, interest-bearing	24,450,491	23,834	0.10%	26,199,672	21,697	0.08%
Savings and Money market	411,744,974	4,805,575	1.17%	363,232,025	3,004,131	0.83%
Time deposits—under $100,000	7,480,742	99,632	1.33%	6,584,456	61,347	0.93%
Time deposits—$100,000 and over	107,496,662	2,279,822	2.12%	85,839,772	1,374,270	1.60%

Total interest-bearing deposits	551,172,869	7,208,863	1.31%	481,855,925	4,461,445	0.93%

Total deposits	893,893,320	7,208,863	0.80%	813,665,097	4,461,445	0.55%
Borrowings	29,717,185	931,442	3.13%	11,908,315	644,221	5.41%

Total interest-bearing liabilities	580,890,054	8,140,305	1.40%	493,764,240	5,105,666	1.03%

Other liabilities	14,124,694			4,072,444
	937,735,198			829,645,856
Total liabilities
Shareholders’ equity	126,717,081			100,710,812

Total liabilities and shareholders’ equity	$1,064,452,279			$930,356,668

Net interest income / margin(3)			4.12%			4.09%

Net interest income		$40,938,087			$35,832,676

(1)

Amortization of loan fees net of origination costs have been included in the calculation of interest income.  The amortization resulted in net costs of approximately $1,062,483 and $1,246,548 for the years ended December 31, 2019 and 2018, respectively.

(2)	Net interest margin is net interest income divided by total interest earning assets.

The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances.  Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the volume variance.

	Years Ended December 30, 2019 vs. 2018 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
Income from interest earning assets:
Loans, gross	$7,631,354	$840,164	$8,471,518
Securities	478,239	50,870	529,109
Cash and due from banks	(909,949)	49,372	(860,577)

Total interest income from interest earnings assets	7,199,644	940,406	8,140,050

Expense on interest-bearing liabilities:
Demand, interest-bearing	(1,705)	3,842	2,137
Savings and Money market	566,206	1,235,238	1,801,444
Time deposits—under $100,000	11,937	26,348	38,285
Time deposits—$100,000 and over	459,306	446,246	905,552

Total interest expense on interest-bearing deposits	1,035,744	1,711,674	2,747,418
Borrowings	202,613	84,608	287,221

Net interest income	$5,961,287	$(855,876)	$5,105,411

Interest Income

Interest income increased by $8.1 million in 2019 compared to 2018, primarily due to volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $8.4 million in 2019 compared to the 2018 was comprised of $7.6 million attributable to an approximate $148.3 million increase in average loans outstanding and $840 thousand attributable to an increase in the yield earned on loans to 5.19% from 5.09%.

In addition to the increase from greater loan volume and yields in 2019 compared to 2018, interest income also increased by $529 thousand primarily as a result of a higher volume of investment securities. For the year ended December 31, 2019 average investment securities increased approximately $14.5 million, or 62%, to $37.9 million. In addition, the average yield earned on investment securities during 2019 increased to 3.07% compared to 2.72% in 2018, which was largely the effect of generally higher medium and long term interest rates and slightly higher duration in the portfolio.  Partially offsetting these increases was a decrease of $861 thousand in interest earned on interest-bearing deposits and fed funds sold. Average interest-bearing deposits and fed funds sold decreased $46.4 million to $50.9 million in 2019 from $97.3 million in 2018.

Interest Expense

Our interest expense increased by $3.0 million or 59.4% in 2019 primarily due to the effect of increased rates paid on interest-bearing deposits and the overall growth in the volume of average interest-bearing deposits and borrowings to fund earning asset growth. The average rate paid on interest-bearing liabilities in 2019 increased 37 basis points to 1.40% from 1.03% in 2018, which accounted for $1.8 million of the total increase in interest expense. An additional increase in interest expense of $1.2 million was attributable to an increase in average interest-bearing liabilities of $87.1 million.

Our overall cost of funds was 0.82% in 2019 compared to 0.58% in 2018 as growth in average noninterest bearing demand deposits offset, in part, the cost of average interest-bearing deposits. Average noninterest bearing demand deposits of $342.7 million in the 2019 represented 38.3% of total deposits compared to $331.8 million and 40.8% in 2018. Our ability to manage the cost of our deposit funding is partially dependent on our ability to continue to attract noninterest-bearing demand deposits as part of a business banking relationship with our customers.

Provision for Loan Losses

We made provisions for loan losses of $2.3 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. We recorded net loan charge-offs of $2.1 million in 2019 compared to net recoveries of $65,000 during 2018. The increase in our provision reflects the impact of loan growth and higher charge-off activity. The allowance for loan loss as a percent of outstanding loans declined to 1.17% at December 31, 2019 from 1.28% at December 31, 2018.  The decrease in the reserve percentage reflects the impact enhancements to our qualitative methodology and higher charge-off activity in 2019. See further discussion in “Financial Condition – Allowance for Loan Losses”

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Year Ended December 31,		Increase (Decrease) 2019 versus 2018
	2019	2018	Amount	Percent
Service charges and other fees	$3,003,057	$2,451,405	$551,652	23%
Earnings on BOLI	528,489	251,726	276,763	110%
Net gain on sales of investment securities	—	96,568	(96,568)	N/M
Net gains on sales of loans	252,668	417,520	(164,852)	-39%
Other	463,306	498,693	(35,387)	-7%

Total noninterest income	$4,247,520	$3,715,912	$531,608	14%

Noninterest income grew by $532 thousand or 14% in 2019, compared to 2018. The increase was primarily attributable to growth in service charges and other fees related to growth in noninterest-bearing deposits and loans as well as an increase in earnings from bank-owned life insurance. Partially offsetting increases in those categories were decreases in nonrecurring revenues from gains on sales of loans and investment securities.

Noninterest Expense

The following table sets forth our noninterest expenses for the periods indicated:

	Year Ended December 31,		Increase (Decrease) 2019 versus 2018
	2019	2018	Amount	Percent
Salaries and employee benefits	$20,674,248	$15,572,646	$5,101,602	33%
Occupancy and equipment	3,501,701	2,917,875	583,825	20%
Professional fees	2,585,317	1,761,108	824,209	47%
Data processing	1,882,976	1,539,842	343,134	22%
Advertising and marketing	1,290,640	781,370	509,270	65%
Directors’ stock-based and other compensation	790,390	978,347	(187,957)	-19%
Regulatory assessments and insurance	353,374	525,354	(171,980)	-33%
Loan processing	551,511	523,726	27,785	5%
Other	1,592,605	1,771,258	(178,653)	-13%

Total noninterest expense	$33,222,761	$26,371,526	$6,851,235	26%

Noninterest expense grew $6.8 million or 26% to $33.2 million in 2019 compared to $26.4 million in 2018. Noninterest expense as a percentage of average earnings assets increased from the prior year, growing to 3.4% in 2019 from 3.0% in 2018. The largest component of noninterest expense is salaries and benefits expense, which increased by approximately $5.1 million or 33% in 2019 compared to 2018. The increase in salary and benefits expense was primarily the result of hiring of key executive, lending and operational staff positions to support the Company’s continued growth. The number of full-time equivalent staff grew to 133 as of December 31, 2019 from 111 on December 31, 2018.

Occupancy and equipment increased $583.8 thousand, or 20%, in 2019 to $3.5 million from $2.9 million in 2018. The increase in occupancy was related to expansion activities in our Oakland and San Jose facilities to accommodate growth.

Professional fees of $2.6 million for the year ended December 31, 2019 increased $824.2 thousand, or 47%, over $1.8 million for the same period in 2018. The increase in professional fees related to work in connection with FDICIA implementation, public registration of our shares on Nasdaq and remediation of material weaknesses in financial reporting controls identified in the external audits for 2018.

Advertising and marketing costs increased $509.3 thousand, or 65%, to $1.3 million in 2019 compared to $781.4 thousand in 2018. The increase in 2019 was primarily related to an initiative to refresh branding and advertising campaigns.

Provision for Income Taxes

Income tax expense was $2.6 million in 2019 which compared to a $3.0 million for the same period in 2018. Our effective tax rate increased slightly to 27.4% in 2019 from 25.8% in 2018.

Financial Condition

Summary

Total assets grew by $146.4 million or 14.6% to $1.2 billion during the year ended December 31, 2019 compared to $1.0 billion at December 31, 2018. The increase in assets was primarily due to loan growth, which was $104.9 million, or 12.4% in 2019.

Growth in assets was primarily funded by growth in deposits and borrowing as well as a reduction in cash and due from banks and investment securities. Substantially all of our funding comes from deposits maintained by core business customer relationships. In 2019, deposits grew by $114.0 million or 13.0%, of which $34.9 million was noninterest-bearing demand accounts and $79.1 million was interest-bearing deposits.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $104.9 million or 12.4% from December 31, 2018 to December 31, 2019. The loan portfolio at December 31, 2019 was comprised of approximately 41.0% of commercial and industrial loans compared to 39.8% at December 31, 2018. In addition, commercial real estate loans comprised 57.5% of our loans at December 31, 2019 compared to 58.7% at December 31, 2018. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following tables set forth the composition of our loan portfolio as of the dates indicated:

Loan Portfolio Composition

	December 31, 2019	December 31, 2018
Loans:
Commercial & Industrial	$389,745,758	$336,234,467
Real estate—Construction & Land	42,518,666	42,294,500
Real estate—Other	502,929,381	451,850,943
Real estate—HELOC	981,897	2,064,056
Installment and other	13,476,383	12,284,106

Loans	949,652,085	844,728,072
Deferred loan (fees) costs, net	2,554,746	2,203,164
Allowance for loan losses	(11,074,947)	(10,800,000)

Loans, net	$941,131,884	$836,131,236

The following table shows the maturity distribution for total loans outstanding as of December 31, 2019. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and floating rate categories.

Loan Maturities and Re-pricing Schedule

	Due in One Year Or Less	Over One Year But Less than Five Years	Over Five Years	Total	Loans with Fixed Rates(1)	Loans with Variable Rates
	(Dollars in thousands)
Commercial & Industrial	$137,935,732	$ 88,697,977	$163,112,049	$389,745,758	$226,279,871	$163,465,888
Real estate—Construction & Land	18,737,870	14,119,256	9,661,540	42,518,666	7,546,659	34,972,007
Real estate—Other	21,857,376	88,436,351	392,635,654	502,929,381	205,182,812	297,746,478
Real estate—HELOC	—	525,000	456,897	981, 987	—	981,987
Installment and other	843,058	1,620,961	11,012,364	13,476,383	308,888	13,167,495

Loans	$179,374,036	$193,399,545	$576,878,504	$949,652,085	$439,318,230	$510,333,855

(1)	Excludes variable rate loans on floors.

In the normal course of business, we make commitments to extend credit to our customers as long as there are no violations of any conditions established in contractual arrangements. Total unused commitments to extend credit were $374.0 million at December 31, 2019 compared to $325.5 million as of December 31, 2018. Unused commitments represented 33.4% and 38.5% of gross loans outstanding at December 31, 2019 and December 31, 2018, respectively. We also had $7.7 million and $7.5 million in standby letters of credit and commercial letters of credit at December 31, 2019 and December 31, 2018. These commitments are obligations that represent a potential credit risk to us, and a $185 thousand reserve for unfunded commitments is reflected as a liability in the our balance sheet at December 30, 2019.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized.

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at December 31, 2019. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.

The following table presents information concerning our nonperforming and restructured loans as of the dates indicated:

Nonperforming and Restructured Loans

	December 31, 2019	December 31, 2018
Nonaccrual loans	$2,752,910	$4,463,232
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	2,752,910	4,463,232
Foreclosed assets	—	—
Total nonperforming assets	2,752,910	4,463,232

Performing TDRs	$646,177	$930,123

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that management believes is adequate to provide for loan losses based on currently available information. A comprehensive discussion concerning our allowance for loan losses is included in Note 3 of the accompanying interim Financial Statements.

Our allowance for loan losses was $11.1 million at December 31, 2019, compared to $10.8 million at December 31, 2018. The increase resulted from a provision for loan losses of $2.3 million and $2.1 million in net charge-offs. Charge-off activity was primarily attributed to one commercial loan for $1.6 million during the third quarter of 2019.  The $2.3 million in provisions for loan losses during 2019 was generally attributable to recognition of the change in inherent risk represented in the mix of loan growth and to absorbing charge-off activity.

The allowance for loan loss as a percent of outstanding loans decreased to 1.17% at December 31, 2019 from 1.28% at December 31, 2018. During 2019, we made enhancements to our methodology for applying qualitative factors in determining our reserve. Generally, we sought to establish additional drivers of specific risks through segments of the portfolio that were quantifiable and updated measures to reflect recent trends in the drivers for application of qualitative assessments. This enabled us to apply judgements to specific segments of the portfolio, where previously we applied them to a broad portfolio and to reflect more recent experience in individual segments. A detailed discussion of the changes in elements of the reserve appears below following the “Allocation of the Allowance for Loan Losses.”

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and probability of collecting scheduled principal and interest payments. Measurement of impairment is based on the present value of expected future cash flows of the impaired loan, which are discounted at the loan’s effective interest rate. For collateral-dependent loans, we use the fair value of the collateral for the impaired loan to measure impairment. An impairment allowance is established to record the difference between the carrying amount of the loan and the present value, or in the case of a collateral-dependent loan, the fair value of the collateral.

As of December 31, 2019, we identified loans totaling $5.6 million as impaired, requiring reserves of $650 thousand, compared to $6.4 million, requiring reserves of $205 thousand, at December 31, 2018.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	December 31,
	2019	2018
Balance, beginning of year	$10,800,000	$9,300,000
Charge-offs:
Commercial & Industrial	1,951,652	—
Real estate—Construction & Land	—	—
Real estate—Other	—	—
Real estate—HELOC	—	—
Installment and other	136,541	—

Total charge-offs	2,088,193	—
Recoveries:
Commercial & Industrial	37,000	64,600
Real estate—Construction & Land	—	—
Real estate—Other	—	—
Installment and other	—	—

Total recoveries	37,000	64,600

Net (charge-offs) recoveries	(2,051,193)	64,600
Provision for loan losses	2,326,140	1,435,400

Balance, end of year	$11,074,947	$10,800,000

Ratios:
Annualized net (charge-offs) recoveries to average loans	(0.23)%	0.01%
Allowance for loan losses to total loans	1.17%	1.28%
Allowance for loan losses to nonperforming loans	402%	242%

Allocation of Allowance for Loan Losses

Provided below is a summary of the allocation of the allowance for loan and lease losses for specific loan categories at the dates indicated. The allocation presented should not be viewed as an indication that charges to the allowance will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories.

Allocation of Allowance for Loan Losses

	December 31, 2019		December 31, 2018
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
Commercial & Industrial	$6,757,431	1.73%	$5,577,564	1.66%
Real estate—Construction & Land	1,022,128	2.40%	1,493,045	3.52%
Real estate—Other	3,281,216	0.65%	3,703,298	0.82%
Real estate—HELOC	6,263	0.64%	15,762	0.76%
Installment and other	7,909	0.06%	10,331	0.08%

Total allowance for loan losses	$11,074,947	1.17%	$10,800,000	1.28%

At December 31, 2019 the reserve of $11.1 million represented an increase of $275 thousand compared to $10.8 million at December 31, 2018. The increase in the aggregate reserve reflects the charge-off activity in 2019 and the result of assessing the qualitative reserve by trends in each segment of the portfolio. Generally, these factors shifted the allocation of the reserve toward the commercial loan segment from the commercial real estate segment. Specifically, the decrease in the overall reserve was primarily comprised of an increase of $1.2 million in the segment of the reserve allocated to commercial and industrial loans offset by a decrease of $471 thousand in the segment allocated to construction and land, and a decrease of $422 thousand in the segment allocated to other commercial real estate.

The following table shows the changes in and allocation of the allowance for loan losses for the period ended December 31, 2019 by portfolio segment, as well as the balances of the allowance for loan losses and loans by portfolio segment and impairment methodology:

	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Allowance for Loan Losses December 31, 2019
Balance at beginning of year	$5,577,564	$1,493,045	$3,703,298	$15,762	$10,331	$10,800,000

Provision for loan losses	3,044,519	(470,917)	(422,082)	(9,499)	184,119	2,326,140
Loans charged-off	1,951,652	—	—	—	136,541	2,088,193
Recoveries of loans previously charged-off	37,000	—	—	—	—	37,000

Ending balance allocated to portfolio segments	$6,707,431	$1,022,128	$3,281,216	$6,263	$57,909	$11,074,947

Ending balance: individually evaluated for impairment	$ 600,245	$—	$—	$—	$50,000	$650,254

Ending balance: collectively evaluated for impairment	$6,107,186	$1,022,128	$3,281,216	$6,263	$7,909	$10,424,702

	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Loans—December 31, 2019
Ending balance	$389,745,758	$42,518,666	$502,929,381	$981,897	$13,476,383	$949,652,085

Ending balance: individually evaluated for impairment	$ 4,915,721	$—	$686,614	$—	$—	$5,602,335

Ending balance: collectively evaluated for impairment	$384,830,037	$42,518,666	$502,242,767	$981,897	$13,476,383	$944,049,750

For additional information on our allowance for loan losses see footnote 3 in our December 31, 2019 financial statements included in this filing.

At December 31, 2019, the portion of our reserve allocated to the Commercial and Industrial loan segment was $6.1 million and represents 1.73% of loan balances in this segment. This represented an increase of $1.2 million over $5.6 million and 1.66% at December 31, 2018. The provision of $3.1 million includes $2.0 million to absorb net charge-off activity, $445 thousand increase in specific impairment reserves, $508 thousand increase in our quantitative reserve to accommodate growth in the segment and an increase in our qualitative reserve of $227 thousand. The increase in quantitative reserve is primarily attributed to our growth rate, industry concentrations and recent migration trends in this segment. The increase in our qualitative reserve in 2019 reflects recent trends of growth rate and concentration.  We believe our reserves in this segment are adequate to provide for loan losses based on currently available information.

At December 31, 2019, the portion of our reserve allocated to the Real Estate—Construction and Land loan segment was $1.0 million, representing 2.40% of loan balances in this segment. This represented a decrease of $471 thousand from $1.5 million and 3.50% at December 31, 2018. The decrease in this segment includes a $224 thousand decrease in our quantitative reserve and a decrease in our qualitative reserve of $246 thousand. The decreases in both the quantitative and qualitative reserves are primarily attributed to seasoning of our business line, which was acquired in 2015, and the performance of loans and migration trends in this segment. We believe our reserves in this segment are adequate to provide for loan losses based on currently available information.

At December 31, 2019, the portion of our reserve allocated to the Real Estate – Other loan segment was $3.3 million and represents 0.65% of loan balances in this segment. This represented a decrease of $422 thousand from $3.7 million and 0.81% at December 31, 2018. The decrease resulted from a decrease of $542 thousand in our qualitative reserve, partially offset by an increase of $120 thousand in our quantitative reserve. This portfolio is comprised primarily of loans categorized as Non-farm, Nonresidential in Federal Reserve statistics. The decrease in qualitative reserve is primarily attributed to our low historical loss rate, underwriting conservatism in recent growth production, continuity in credit administration’s oversight of the segment and recent migration trends in this segment. Loan migration trends since 2017 are centered in one loan relationship underwritten under the Small Business Administration’s 504 program. This loan was downgraded in 2017, at which time our exposure was approximately $2.6 million, and has increased to $4.7 million at December 31, 2019 as the project funding progressed to completion. The two loans under this relationship are performing and they have been included in our quantitative reserve calculation. The improvement in this relationship is a favorable development and a significant consideration in our qualitative assessment of trends in this segment. We believe our reserves in this segment are adequate to provide for loan losses based on currently available information.

Investment Portfolio

Our investment portfolio is comprised of debt securities. We use two classifications for our investment portfolio: available-for-sale (AFS) and held-to-maturity (HTM). Securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Securities not classified as held-to-maturity securities are classified as “investment securities available-for-sale” and reported at fair value. At December 31, 2019, we had no held-to-maturity investments, compares to $6.0 million at December 31, 2018. Available-for-sale securities had a total fair value of $28.6 million as of December 31, 2019. Available-for-sale securities declined through security maturities and principal repayments during the year ended December 31, 2019. December 31, 2019, available-for-sale securities decreased by $8.9 million or 24% and from December 31, 2018. The decline in AFS securities was associated with the sale and principal repayment of investment securities over the period and the objective to reduce overall portfolio duration. Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a significant resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be readily changed to match changes in the loan and deposit portfolios. The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (MBSs) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (GSEs).

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio for the indicated periods:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Mortgage-backed securities—residential	$20,290,259	$20,721,716	$25,404,324	$25,402,933
Government agency	7,823,664	7,832,952	9,508,335	9,510,489
Corporate bonds	—	—	2,501,004	2,501,460

Total available-for-sale	$28,113,923	$28,554,668	$37,413,663	$37,414,882

Held-to-maturity:
Government agency	$—	$—	$6,000,000	$5,995,700

Total held-to-maturity	$—	$—	$6,000,000	$5,995,700

The investment maturities table below summarizes contractual maturities for our investment securities and their weighted average yields at December 31, 2019. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

	Contractual Maturity
	Within One Year or Less		After One and Within Five Years		Over Five Years		Securities Not Due at a Single Maturity Date		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Mortgage-backed securities—residential	$—	— %	$—	— %	$—	— %	$20,721,716	2.22%	$20,721,716	2.22%
Government agency	—	— %	—	— %	—	— %	7,832,952	2.18%	7,832,952	2.18%
Corporate bonds	—	— %	—	— %	—	— %	—	— %	—	— %

Total available- for-sale	$—	— %	$—	— %	$—	— %	$28,554,668	2.21%	$28,554,668	2.21%

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services extensively.

At December 31, 2019, approximately 39% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at December 31, 2019 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 49% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at December 31, 2019, which provide our customers with interest and liquidity. Time deposits comprised the remaining 12% of our deposits at December 31, 2019. Included in time deposits are approximately $49.5 million of reciprocal CDARS balances and $10.0 million of brokered certificates of deposit.

Information concerning average balances and rates paid on deposits by deposit type for the past two fiscal years is contained in the Distribution, Yield and Rate Analysis of Net Income table located in the previous section titled “Results of Operations—Net Interest Income and Net Interest Margin”. The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated:

Deposit Distribution

	December 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Demand, noninterest-bearing	$387,266,777	39.2%	$352,402,295	40.3%
Demand, interest-bearing	25,178,320	2.5%	32,649,941	3.7%
Money market	384,696,659	38.9%	339,889,794	38.9%
Savings	70,739,101	7.2%	52,399,522	6.0%
Time deposits—under $100,000	8,672,419	0.9%	6,057,208	0.7%
Time deposits—$100,000 and over	52,169,917	5.3%	64,673,649	7.4%
Other deposits—CDARS, etc.	59,512,636	6.0%	26,181,208	3.0%

Total deposits	$988,235,829	100%	$874,253,617	100%

Liquidity and Market Risk Management

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that 20.0% of deposits were represented by the 10 largest depositors as of December 31, 2019. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a relatively large marketable securities portfolio and borrowing capacity through various secured and unsecured sources. We maintain secured borrowing lines with available capacity of $261.1 million with the Federal Home Loan Bank and the Federal Reserve and Fed funds borrowing lines with correspondent banks of $61 million, in each case as of December 31, 2019. Our board reviews liquidity position and key liquidity measurements on a quarterly basis. As of December 31, 2019, our primary liquidity ratio was 10.7% and our overall liquidity ratio was 43.8%.

Interest Rate Risk Management

We measure our interest rate sensitivity through the use of a simulation model. The model incorporates the contractual cash flows and re-pricing characteristics from each financial instrument, as well as certain management assumptions. The model also captures the estimated impacts of optionality and duration and their expected change due to changes in interest rates and the shape of the yield curve. We manage our interest rate risk through established policies and procedures. We measure both the potential short term change in earnings and the long term change in market value of equity on a quarterly basis. Both measurements use immediate rate shocks that assume parallel shifts in interest rates up and down the yield curve in 100 basis point increments. There are eight scenarios comprised of rate changes up or down to 400 basis points. We have established policy thresholds for each of these eight scenarios. In the current interest rate environment, however, we do not consider a decrease in interest rates that is greater than 25 basis points. The impact on earnings for one year and the change in market value of equity are limited to a change of no more than (7.5)% for rate changes of 100 basis points, no more than (15)% for changes of 200 basis points, no more than (20)% for rate changes of 300 basis points, and no more than (25)% for rate change of 400 basis points. The objective of these various simulation scenarios is to optimize the risk/reward equation for our future earnings and capital. Based upon the results of these various simulations and evaluations, we are positioned to be moderately asset sensitive, with earnings increasing in a rising rate environment. If interest rates were to increase by 100 basis points on an immediate, parallel and sustained basis, our net interest income would increase by approximately $1.1 million or 4.3% over the next 12 months.

The following reflects our estimated net interest income sensitivity as of December 31, 2019:

	Increase/ (Decrease) in Estimated Net Interest Income
	Amount	Percent
Change in Interest Rates (basis points)
+400	$57,495,000	15.5%
+300	$55,895,000	12.3%
+200	$54,045,000	8.6%
+100	$51,889,000	4.3%
0	$49,773,000	— %
–100	($47,995,000)	(3.6)%

In an effort to measure the long-term impact of interest rate risk, we use a technique called the market value of equity (MVE), which calculates the net present value of our assets and liabilities, based on a discount rate derived from current replacement rates. The market value of equity is obtained by subtracting the market value of liabilities from the market value of assets. The change in market value of equity will differ based on the characteristics of each financial instrument and type of deposit. The longer the duration of a financial instrument, the greater the impact a rate change will have on its market value. Because we have minimal deposits with contractual maturities, the decay rate assumptions used for non-maturity deposits can have a significant impact on the market value of equity. The following reflects estimated changes in MVE as of December 31, 2019:

	Increase/(Decrease) in Estimated Market Value of Equity
	Amount	Percent
Change in Interest Rates (basis points)
+400	$163,295,000	16.8%
+300	$161,361,000	15.4%
+200	$156,581,000	12.0%
+100	$148,860,000	6.5%
0	$139,832,000	— %
–100	$147,406,000	5.4%

Capital Resources

As of December 31, 2019, California Bancorp had total shareholders’ equity of $130.3 million, compared to $121.1 million at December 31, 2018. We use a variety of measures to evaluate capital adequacy. Our management reviews various capital measurements on a quarterly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the federal bank regulatory agencies, establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are three categories of capital under the FDIC guidelines: Common Equity Tier 1, Tier 1 and Tier 2 Capital. Common Equity Tier 1 Capital consists of total common shareholders’ equity (excluding accumulated other comprehensive income or loss), less intangible assets and disallowed deferred tax assets. Tier 1 Capital includes common shareholders’ equity less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes the allowance for loan losses, subject to certain limitations. California Bancorp and the Bank’s respective capital positions exceed all current guidelines established by the federal banking regulators that are applicable to us. By the current regulatory definitions, the regulatory capital ratios of each California Bancorp and the Bank exceeded the minimums necessary to be considered “well capitalized,” the highest rating of the five capital categories defined under FDIC regulations, at December 31, 2019.

At December 31, 2019, the Bank had a Common Equity Tier 1 capital ratio of 10.38%, Tier 1 risk based capital ratio of 10.38%, a total capital to risk-weighted assets ratio of 11.79%, and a leverage ratio of 10.44%. At December 31, 2018, the Bank had a Common Equity Tier 1 capital ratio of 10.94%, Tier 1 risk based capital ratio of 10.94%, a total capital to risk-weighted assets ratio of 12.52%, and a leverage ratio of 11.31%.

At December 31, 2019, the Company had a Common Equity Tier 1 capital ratio of 10.58%, Tier 1 risk based capital ratio of 10.58%, a total capital to risk-weighted assets ratio of 11.99%, and a leverage ratio of 10.64%. At December 31, 2018, the Company had a Common Equity Tier 1 capital ratio of 11.18%, Tier 1 risk based capital ratio of 11.18%, a total capital to risk-weighted assets ratio of 12.76%, and a leverage ratio of 11.57%.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

California BanCorp Audited Consolidated Financial Statements

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDE NT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

California BanCorp

Oakland, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of California BanCorp (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2011.

Sacramento, California

April 14, 2020

California BanCorp

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
ASSETS
Cash and due from banks	$19,579	$21,037
Interest bearing deposits in banks	94,763	57,668

Total cash and cash equivalents	114,342	78,705
Investment securities
Available-for-sale, at estimated fair value	28,555	37,415
Held-to-maturity, at amortized cost (fair value of $5,996 in 2018)	—	6,000
Loans, less allowance for loan losses of $11,075 in 2019 and $10,800 in 2018	941,132	836,131
Premises and equipment, net	3,668	2,076
Bank owned life insurance (BOLI)	22,316	17,806
Deferred income taxes, net	5,540	5,086
Core Deposit Intangible	245	286
Goodwill	7,350	7,350
Accrued interest receivable and other assets	28,886	14,822

Total assets	$1,152,034	$1,005,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$387,267	$352,402
Interest bearing	600,969	521,852

Total deposits	988,236	874,254
Other Borrowings………………………………………………………………………………………	10,000	—
Junior subordinated debt securities	4,977	4,960
Accrued interest payable and other liabilities	18,565	5,384

Total liabilities	1,021,778	884,598

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock—no par value; 40,000,000 shares authorized; 8,092,966 and 7,993,908 issued and outstanding in 2019 and 2018, respectively	106,427	104,561
Retained earnings	23,518	16,517
Accumulated other comprehensive income, net of taxes	311	1

Total shareholders’ equity	130,256	121,079

Total liabilities and shareholders’ equity	$1,152,034	$1,005,677

The accompanying notes are an integral part of these consolidated financial statements.

California BanCorp

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Interest income:
Interest and fees on loans	$46,915	$38,443
Interest on taxable investment securities	1,164	635
Interest on interest bearing deposits in banks	999	1,860

Total interest income	49,078	40,938

Interest expense:
Interest on deposits	7,209	4,462
Interest on borrowings and subordinated debt	931	644

Total interest expense	8,140	5,106

Net interest income before provision for loan losses	40,938	35,832
Provision for loan losses	2,326	1,435

Net interest income after provision for loan losses	38,612	34,397

Non-interest income:
Service charges and other fees	3,003	2,451
Net gains on sales of loans	253	418
Net gain on sales of investment securities	—	97
Earnings on BOLI	528	252
Other	464	498

Total non-interest income	4,248	3,716

Non-interest expenses:
Salaries and employee benefits	20,674	15,573
Occupancy and equipment	3,502	2,918
Other	9,047	7,880

Total non-interest expenses	33,223	26,371

Income before provision for income taxes	9,637	11,742
Provision for income taxes	2,636	3,029

Net income	$7,001	$8,713

Earnings per common share:
Basic	$0.87	$1.22

Diluted	$0.86	$1.19

Weighted average number of common shares outstanding – basic	8,048,793	7,120,986

Weighted average number of common shares outstanding – diluted	8,132,093	7,317,612

The accompanying notes are an integral part of these consolidated financial statements

California BanCorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Net Income	$7,001	$8,713

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains arising during year	440	93
Reclassification adjustment for (gain) arising during year	—	(97)
Tax effect	(130)	2

Other comprehensive income (loss)	310	(2)

Total comprehensive income	$7,311	$8,711

The accompanying notes are an integral part of these consolidated financial statements.

California BanCorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	Common Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balance, January 1, 2018	6,416,295	$76,936	$7,804	$ 3	$84,743

Share-based compensation expense	—	251	—	—	251
Restricted stock issued	—	312	—	—	312
Stock issuance	1,177,000	23,577	—	—	23,577
Net income	—	—	8,713	—	8,713
Stock options exercised	381,437	3,052	—	—	3,052
Stock grants issued and related compensation expense	19,176	433	—	—	433
Other comprehensive income	—	—	—	(2)	(2)

Balance, December 31, 2018	7,993,908	$104,561	$16,517	$1	$121,079

Share-based compensation expense	—	380	—	—	380
Restricted stock issued	12,649	491	—	—	491
Net income	—	—	7,001	—	7,001
Stock options exercised	66,783	614	—	—	614
Stock grants issued and related compensation expense	19,626	381	—	—	381
Other comprehensive income	—	—	—	310	310

Balance, December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256

The accompanying notes are an integral part of these consolidated financial statements.

California BanCorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net Income	$7,001	$8,713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,326	1,435
Deferred tax provision	(585)	(549)
Depreciation	880	771
Deferred loan origination costs, net	25	(153)
Net accretion on discount of purchased loans	(327)	(461)
Amortization of premiums on investment securities, net	(44)	9
Share-based compensation expense, net	1,252	997
Increase in cash surrender value of life insurance	(552)	(264)
Discounts on retained portion of sold loans, net of accretion	32	76
Gain on sale of investment securities, net	—	(97)
Gain on sale of loans, net	(253)	(418)
Amortization of deposit intangible	41	161
Increase in accrued interest receivable and other assets	1,523	(381)
Increase in accrued interest payable and other liabilities	1,431	(9)

Net cash provided by operating activities	12,750	9,830

Cash flows from investing activities:
Purchase of securities
Available-for-sale	—	(47,012)
Held-to-maturity	—	(6,000)
Proceeds from sales of investment securities	—	18,930
Proceeds from calls and maturities of investment securities	8,500	—
Proceeds from principal payments on available-for-sale investment securities	6,630	3,752
Net increase in loans	(106,804)	(119,945)
Proceeds from sale of loans	—	6,799
Purchase of low income tax credit investments	(2,437)	(1,666)
Purchases of premises and equipment	(2,503)	—
Purchase of bank-owned life insurance policies	(3,958)	(1,110)
Purchase of Federal Home Loan Bank stock	(866)	(337)

Net cash used in investing activities	(101,708)	(146,589)

Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	90,539	113,322
Net increase in time deposits	23,443	559
Proceeds from short term and overnight borrowings	20,000	—
Repayment of FHLB advances	(10,000)	—
Redemption of senior note	—	(11,500)
Proceeds from issuance of senior notes	—	500
Proceeds from exercised stock options	614	3,052
Proceeds from common stock private placement	0	23,577

Net cash provided by financing activities	124,596	129,510

Increase (decrease) in cash and cash equivalents	35,638	(7,248)
Cash and cash equivalents at beginning of year	78,705	85,953

Cash and cash equivalents at end of year	$114,342	$78,705

Supplemental disclosure of cash flow information:
Transfer of SBA loans to held-for-sale from loan portfolio	$2,878	$2,266
Recording of right to use assets and operating lease liabilities under lease obligations	$8,400	$—
Recording of low income tax credit commitments	$3,700	$3,400
Cash paid during the year for:
Interest	$7,912	$5,364
Income taxes	$2,620	$3,050

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

California BanCorp (the “Company”) was approved as a state chartered corporation on April 9, 2007. The Company’s common stock is registered under Section 12 of the Securities Exchange Act of 1934, effective March 19, 2020, and shares of the common stock began trading on Nasdaq Global Select Market under the symbol “CALB” on March 20, 2020.  The Company, which is headquartered in Oakland, California, was formed to acquire 100% of the voting equity of California Bank of Commerce (the “Bank”) and commenced operation as a small bank holding company on June 30, 2017. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The reorganization represented an exchange of shares between entities under common control, and, as a result, assets and liabilities of the Bank were recognized at their carrying amounts in the accounts of the Company. Subsequent to the reorganization, the Bank continued its operations as previously conducted, but as a wholly-owned subsidiary, collectively known as the “Company”. The Company has no operations other than ownership of the Bank.

The Bank was approved as a state-chartered non-member bank on March 23, 2007, and commenced operations on July 17, 2007. The Bank is subject to regulation by the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is headquartered in Lafayette, California and provides products and services to customers who are predominately small to middle-market businesses, professionals and not-for-profit organizations located in Contra Costa, Alameda, Santa Clara and surrounding counties. All of the products and services are considered by management to be aggregated in one operating segment.

On December 31, 2015, the Company completed its merger with Pan Pacific Bank (“PPB”) with branch banking offices in Fremont and San Jose, California. The acquisition complements the Company’s expansion strategy and enhances the Company’s market presence in the San Francisco South Bay region.

Basis of Presentation

The consolidated financial statements include accounting policies generally accepted in the United States of America and prevailing practices within the banking industry. The consolidated financial statements include California BanCorp and its wholly owned subsidiary, California Bank of Commerce, collectively referred to as the Company. All significant intercompany transactions have been eliminated. The Company has no significant business activities other than its investment in the Bank.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to current year.  These reclassifications had no effect on net income or earnings per share.

Subsequent Events

The Company has assessed events occurring subsequent to December 31, 2019, for potential recognition and disclosure in the financial statements.  The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the global economy and created uncertainty in world financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which it serves.  Members of the Company’s administrative staff are working via remote access and the Company has enhanced awareness of its digital banking offerings. The Company’s branches have adjusted office hours and taken steps to limit foot traffic to protect its clients and employees. The Company has also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk. Given the fluidity of the situation, management cannot estimate the long term impact of novel coronavirus COVID-19 at this time.

As a result of the novel coronavirus COVID-19, the Company has granted payment deferments on approximately 380 loans with an aggregate outstanding balance of approximately $308.0 million and aggregate monthly principal and interest payments of approximately $1.1 million.  The payment deferments have been granted initially for up to 90 days, and the Company will consider an additional 90 days based on the circumstances on both a macro and micro level at the time.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is also participating in the SBA Payment Protection Program (PPP). Key Features of the PPP include:

•	24-month term
•	Interest-rate of 1%, deferred payments for the first 6-months
•	75% of proceeds must be used for payroll costs
•

The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). No collateral or personal guarantees are required. Neither the government nor lenders will charge any fees.

•

Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease.

The Company has received approximately 400 PPP loan applications from existing clients, totaling over $260.0 million.
At this time, the Company is not accepting PPP loan applications from potential new borrowers.  The Company is not acting as an agent but will be receiving the full fee provided by the SBA for making these types of loans.

As part of the Company’s assessment of goodwill impairment, management considered coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets represents an interim impairment indicator that requires further evaluation for the first quarter of 2020. As a result, there is a reasonable possibility that goodwill impairment could occur in the near term. Management is currently in the process of evaluating the impact.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 utilizing the modified retrospective transition method. The core principle of Topic 606 (and all subsequent updates) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 does not apply to revenue such as loans fees, gains or losses on sales of loans, gains or losses on sales of investment securities, and earnings on bank owned life insurance. The adoption did not have a material impact on the financial condition or results of operations as revenue recognition under the new standards did not change significantly from our current practice of recognizing the in-scope non-interest income.

Non-interest income, such as deposit related fees, are in-scope of Topic 606. Deposit related fees may include service charges, account analysis fees and non-sufficient funds fees.

Service charges on deposit accounts consist of monthly maintenance fees, business account analysis fees, business online banking fees, check order charges, and other deposit account-related fees. Performance obligations for monthly maintenance fees and account analysis fees are satisfied, and the related revenue recognized, when the Company completed performance obligation each month. Performance obligations related to transaction-based services (such as check orders) are satisfied, and the related revenue recognized, at a point in time when completed, except for business accounts subject to analysis where the transaction-based fees are part of the monthly account analysis fees.

The following presents service charges and other fees in-scope and out-of-scope of Topic 606, for the year ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Service charges and other fees (in-scope of Topic 606)
Deposit related fees	$957	$1,010
Service charges and other fees (out-of-scope of Topic 606)
Loan related fees	2,046	1,441

Service charges and other fees	$3,003	$2,451

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents consist of cash and due from banks, interest bearing deposits in banks with original maturities fewer than 90 days and Federal funds sold. Generally, Federal funds are sold for one day periods. Cash flows from loans, deposits and other borrowings are presented on a net basis.

Interest-Bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Investment Securities

Investment securities are classified into the following categories:

•

Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•	Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase. Subsequent transfers between categories are accounted for at fair value.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Premiums on callable securities are amortized to the respective call date.

Gains and losses on the sale of investment securities are computed using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums using the level yield method adjusted for changes in principal prepayment speeds.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank (the “FHLB”). The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value.

At December 31, 2019 and 2018, the Company’s investment in FHLB stock totaled $3.9 million and $3.1 million respectively, and is included on the balance sheet in accrued interest receivable and other assets. Cash dividends are reported as non-interest income.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Other Bank Stocks

Independent Bankers Financial Corporation

The Independent Bankers Financial Corporation (the “IBFC”), the holding company for The Independent Banker’s Bank, provides services exclusively to banks. At both December 31, 2019 and 2018, the Company’s investment in IBFC stock totaled $88,000. The investment is carried at cost and is included on the balance sheet in accrued interest receivable and other assets.  Cash dividends are reported as non-interest income.

Pacific Coast Bankers’ Bancshares

The Pacific Coast Bankers’ Bancshares (“PCBB”), the holding company for The Pacific Coast Banker’s Bank, provides services exclusively to banks. At both December 31, 2019 and 2018, the Company’s investment in PCBB stock totaled $380,000. The investment is carried at cost and is included on the balance sheet in accrued interest receivable and other assets. Cash dividends are reported as non-interest income.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain current and former executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

The accrual of Interest on commercial loans is discontinued at the time it is placed on non-accrual when the loan is 90 days delinquent, unless the loan is well-secured and in process of collection. Commercial loans are charged-off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged-off no later than 120 days past due unless the loan is in the process of collection.

Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The policy for placing loans on nonaccrual status, recording payments received on nonaccrual loans, resuming the accrual of interest and determining past due or delinquency status, does not differ by portfolio segment or class of financing receivable.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective rate or, as a practical matter, at the loan’s observable market price or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. All loans are evaluated and considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement. The policy for accounting for impaired loans, recognizing interest on impaired loans and recording payments on impaired loans is generally the same as that described above for nonaccrual loans, and does not differ by portfolio segment or class of financing receivable.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balances of deferred fees and costs and purchase premiums and discounts are reported as a component of net loans.

The Company services loans that have been participated with other financial institutions totaling approximately $62.4 million and $52.8 million, respectively, as of December 31, 2019 and 2018. The participated balances of these loans were sold without recourse and are not included on the Company’s balance sheet.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

Concentration of Credit Risk

Most of the Company’s business activity is with customers located within the nine San Francisco Bay Area Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the San Francisco Bay Area. Within its C&I portfolio, the Company has a concentration of loans within the dental industry and subcontractors in the commercial construction industry.

Acquired Loans

The Company acquired loans as a result of its acquisition of Pan Pacific Bank on December 31, 2015. Acquired loans are recorded at their estimated fair values at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

The entire fair value discount is accreted to interest income using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. Subsequent to acquisition, if the probable and estimable credit losses for non-purchased credit impaired loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable credit losses in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged-off amounts is recorded as a recovery to the allowance. The policy for charging off loans and recording recoveries does not differ by portfolio segment or class of financing receivable. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

The general allowance component includes loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual net charged-off rate information from the Federal Reserve Bank, 12th District, for banks under one billion in assets. This actual loss experience is supplemented with other economic factors based on the risks present. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charged-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration. The following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates (or severity) of loans specifically classified as special mention, substandard, or doubtful; and the trends in the collateral on the loans included within these classifications.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial & industrial, real estate—construction & land, real estate—other, real estate—home equity lines of credit (“HELOC”) and installment & other. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the balance sheet.

Commercial & Industrial—Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Real Estate—Construction & Land—Real estate construction loans (including land and development loans) generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Real Estate—Other—Real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial and residential properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate—HELOC—The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Installment & Other—An installment loan portfolio is usually comprised of a number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating. SBA loans, guaranteed by U.S. Small Business Administration, are included in the “Other” category. The Company may choose to sell the conditional guarantee SBA loans which receives a premium at the time of the sale. The Company retained unguaranteed portion of the SBA loans. Loans in the “Other” category also include overdrafts on deposit accounts which are inconsequential.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Bank’s primary regulators, the FDIC and DBO, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company assesses loans individually by classifying the loans as to credit risk. This analysis is performed not less than annually. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

Pass—A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard—A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss—Loans classified as loss are considered uncollectible and charged off immediately.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

Loan Commitments and Related Financial Instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the balance sheet, and totaled $185,000 and $150,000 at December 31, 2019 and 2018, respectively.

Foreclosed Assets

Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned (“OREO”) consist of properties acquired through foreclosure. The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any income from the properties after acquiring them, it includes this amount in other non-interest income.    If the Company records any write-downs or there are any operating expense of such properties after acquiring them, it includes this amount in other non-interest expense. At December 31, 2019 and 2018, the Company did not have any OREO.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Sales and Servicing of Government Guaranteed Loans

Included in the portfolio are loans which, in general, are 75 to 90 percent guaranteed by either the U.S. Department of Agriculture (the “USDA”) or the Small Business Administration (the “SBA”). The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date. However, none of the premiums the Company had received were subject to these recourse provisions as of December 31, 2019 and 2018. There were no USDA and SBA loans held for sale at December 31, 2019 and 2018. The guaranteed portion of USDA and SBA loans sold, totaling approximately $12.6 million and $16.8 million were being serviced for others at December 31, 2019 and 2018, respectively.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Fair values are estimated using discounted cash flows based on current market interest rates. For purposes of measuring impairment, servicing assets are stratified based on note rate and term. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. Servicing assets totaling approximately $282,000 and $234,000 associated with loans previously sold which were included in accrued interest receivable and other assets at December 31, 2019 and 2018, respectively.

In addition, interest-only (IO) strips are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. At December 31, 2019 and 2018 no IO strips were recorded.

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the IO strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated yield of a comparable non-guaranteed loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Company premises and equipment are carried at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of furniture, fixtures and equipment are estimated to be 3 to 5 years. Leasehold improvements are amortized over the lesser of the respective lease term (including renewal periods that are reasonably assured) or their useful lives, which are generally 7 to 14 years.

When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred. The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In discounting the lease payments, the Company uses an incremental borrowing rate represented by the rate it could borrow from the FHLB plus an appropriate credit spread. The Company is impacted as a lessee of the offices and real estate used for operations. The Company’s lease agreements include options to renew at the Company’s option. No lease extensions are reasonably certain to be exercised, therefore none were considered in the calculation of the ROU asset and lease liability.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. The Company utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

Low Income Housing Tax Credits

The Company accounts for low income housing tax credits and the related qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). As the Company disburses cash to satisfy capital call, other assets are increased. Over time, as the tax credits and other tax benefits of the project are realized by the Company, the investment recorded in other assets is reduced using the proportional amortization method.

The Company’s had investments in low income housing tax credit investments with gross commitments (including amounts funded and unfunded) of $13.6 million and $11.6 million at December 31, 2019 and 2018, respectively. During 2019, the Company added a new investment with a commitment amount of $2.1 million and had $2.4 million in capital calls during the year.  During 2018, the Company added a new investment with a commitment balance of $3.1 million and had $1.7 million in capital calls during the year.  Total commitments remaining for future capital call were $3.7 million and $3.4 million, at December 31, 2019 and 2018, respectively. The investment balances outstanding were $6.0 million and $5.1 million at December 31, 2019 and 2018, respectively. These balances are reflected in the accrued interest receivable and other assets line and the accrued interest payable and other liabilities line on the balance sheets.

For the years ended December 31, 2019 and 2018, the Company recognized tax benefits of $175,000 and $109,000, respectively, which were included within income tax expense on the statements of income.

For tax purposes, the Company recorded tax credit and other benefits of $1.3 million and $924,000, for the years ended December 31, 2019 and 2018, respectively. The Company recorded low income housing credit investment amortization of $1.1 million and $816,000 for the years ended December 31, 2019 and 2018, respectively.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

Goodwill resulted from an acquisition completed in 2015, and represents the excess of the purchase price over the fair value of acquired tangible asset and liabilities and identifiable intangible assets. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstance exist that indicate a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. The Company has one reporting unit to which all the goodwill is assigned. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Intangible assets with definite useful lives are amortized over their estimated lives to their estimated residual values. Intangible assets with definite useful lives consisted of core deposit intangible assets from the PPB acquisition. The core deposit intangible assets is being amortized on a straight line method over ten years.

Borrowings

The Bank issued subordinated debt during the second quarter of 2016. The subordinated debt was recorded net of related issuance costs of $87,000. The discount is being accreted to interest expense on a straight-line basis using a 5 year life.

The Company issued senior notes during the second quarter of 2017. The issuance costs for the senior notes were insignificant and were expensed in 2017.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. A valuation allowance is recognized if, based on the weight of available evidence, management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting for Uncertainty in Income Taxes

The Company considers all tax positions recognized in its consolidated financial statements for the likelihood of realization. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the statement of income.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Dividends

Stock dividends in excess of 20% require no accounting entry because they are accounted for as stock splits by restating the shares outstanding in all prior periods presented to give effect to the shares issued in the split. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock. Fractional share amounts are paid in cash with a reduction in retained earnings.  The Company did not declare any stock dividends during 2019 or 2018.

Earnings Per Common Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock of the Company. Earnings per share are restated for all stock dividends through the date of issuance of the financial statement. The treasury stock method is applied to determine the dilutive effect of stock options and restricted stock in computing diluted earnings per share. A summary of basic and diluted earnings per common share as of December 31, 2019 and December 31, 2018 is as follows (dollars in thousands, except per share amounts):

	2019	2018

Net income	$7,001	$8,713

Weighted average common shares outstanding—basic	8,048,793	7,120,986
Add: dilutive potential common shares	83,300	196,626

Weighted average common shares outstanding—diluted	8,132,093	7,317,612

Earnings per common shares:
Basic	$0.87	$1.22

Diluted	$0.86	$1.19

Share-Based Compensation

The share-based compensation plan is designed to attract and retain employees and directors. The amount, frequency, and terms of share-based awards may vary based on competitive practices, the Company’s operating results and government regulations. New shares are issued upon option exercise or restricted share grants. The Plan does not provide for the settlement of awards in cash.

For options, the Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.

Restricted stock awards are grants of shares of common stock that are subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or achieving specified performance goals. During the period of restriction, participants holding restricted stock may have full voting and dividend rights. The restrictions lapse in accordance with a schedule or with other conditions determined by the Board of Directors.

The Company recognizes share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered and considering the probability of any performance criteria being achieved.

Management estimates the fair value of each option award as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of similar entities over a preceding period commensurate with the expected term of the option because the Company’s common stock has been publicly traded for a shorter period than the expected term for the options. The “simplified” method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 is used to determine the expected term of option awards. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company has not paid common stock dividends and has no current plans to do so in the future. The fair value of restricted stock awards is based on the value of the underlying shares at the date of the grant. Management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income or loss that historically has not been recognized in the calculation of net income. Sources of other comprehensive income or loss include unrealized gains and losses on available-for-sale investment securities. Total comprehensive income and components of other comprehensive income, or loss, are presented in the statement of comprehensive income.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Reporting

The Bank is a commercial bank serving customers located primarily in the San Francisco Bay Area. The Bank has a diversified loan and deposit portfolio primarily located in this geographic region. All of the financial service operations are considered by the management to be in one reportable operating segment. The Company has no operation other than ownership of the Bank.

New Accounting Standards

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The guidance intends to improve the recognition and measurement of financial instrument. The update intends to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments.    This guidance will primarily impact the Company’s disclosure of the fair value of loans, which will be required to be calculated using exit price methodology. The standard was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of its loan portfolio as of December 31, 2018. See Note 11 Fair Value Measurements regarding the valuation of the loan portfolio.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset which is an asset that represents the lessees’ right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessors accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new guidance also requires enhanced disclosure about an entity’s leasing arrangements. The Company adopted Topic 842 on January 1 2019, as required for public business entities. See Note 9 Leases regarding the impact of this new accounting standard on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The guidance is to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. In October of 2019, the FASB approved a proposal to defer implementation of the CECL model by smaller reporting companies to January 1, 2023. The Company currently qualifies for this deferral and has elected to defer adoption but has also taken steps to effect implementation of the guidance including: (1) forming a CECL Committee; (2) engaging a third party vendor to develop models and model assumptions; (3) established initial framework for portfolio segmentation for application of the models; and (4) received preliminary results for consideration and evaluation.  The Company will continue to calibrate and validate its approach during the period of deferral.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In March 2017, the FASB issued ASU 2017-08 Receivables—Nonrefundable Fees and Other Costs (Topic 310-20)—Premium Amortization on Purchased Callable Debt Securities. The guidance requires the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount is not impacted. This guidance was effective for public entities for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2019 and there was no material impact to the financial statements and no cumulative adjustments were made.

2.	INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and held to maturity at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses (dollars in thousands):

	December 31, 2019
Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed and Government securities—Residential	$20,291	$436	$(5)	$20,722
Government agency	7,824	9	(0)	7,833
Corporate bonds	—	—	(0)	—

Total available-for-sale	$28,115	$445	$(5)	$28,555

	December 31, 2018
Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed and Government securities—Residential	$25,405	$104	$(106)	$25,403
Government agency	9,508	5	(3)	9,510
Corporate bonds	2,501	1	(0)	2,502

Total available-for-sale	$37,414	$110	$(109)	$37,415

Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency	$6,000	$6	$(10)	$5,996

Total held-to-maturity	$6,000	$6	$(10)	$5,996

Available-for-Sale

Net unrealized gains on available-for-sale investment securities totaling $440,000 and $1,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2019 and December 31, 2018, respectively.

The Company did not purchase or sell available-for-sale investment securities in 2019.  During 2019, the Company had $2.5 million of available-for-sale securities mature and received $6.0 million in principal payments.  The Company purchased available-for-sale investment securities in 2018 totaling $47.0 million. The Company sold available-for-sale securities in 2018 with proceeds and gain totaling $18.9 million and $97,000, respectively. There were no available-for-sale investment securities which matured or were called during the year ended December 31, 2018.

2.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

The Company did not purchase any held-to-maturity securities during the year ended December 31, 2019. The Company purchased three held-to-maturity investment securities in 2018 totaling $6.0 million which were called during 2019. At December 31, 2019 and December 31, 2018, the net unrealized loss on held-to-maturity investment securities was $0 and $4,000, respectively. There were no held-to-maturity investment securities called or sold as of December 31, 2018.

The amortized cost and fair value of debt securities as of December 31, 2019 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (dollars in thousands)

	Amortized Cost	Fair Value
Available-for-sale
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
Mortgage-backed and government agency Securities not due at a single maturity date	28,115	28,555

Total	$28,115	$28,555

At December 31, 2019, investment securities with amortized costs totaling $14.4 million and estimated fair values totaling $14.5 million were pledged to secure various letters of credit.

At December 31, 2018, investment securities with amortized costs totaling $40.9 million and estimated fair values totaling $40.9 were pledged to secure various public time deposits.

2.	INVESTMENT SECURITIES (Continued)

The following table summarizes securities with unrealized losses at December 31, 2019 and December 31, 2018 aggregated by major security type and length of time in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Mortgage-backed and Government securities—Residential	$481	$5	$—	$—	$481	$5
Government agency	1,598	—	—	—	1,598	—
Corporate bonds	—	—	—	—	—	—

Total available-for-sale	$2,079	$5	$—	$—	$2,079	$5

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Mortgage-backed and Government securities—Residential	$438	$1	$7,778	$105	$8,216	$106
Government agency	2,182	3	—	—	2,182	3
Corporate bonds	500	—	—	—	500	—

Total available-for-sale	$3,120	$4	$7,778	$105	$10,898	$109

Government agency	$1,990	$10	$—	$—	$1,990	$10

Total held-to-maturity	$1,990	$10	$—	$—	$1,990	$10

At December 31, 2019, the Company’s investment security portfolio consisted of 21 securities, two of which were in an unrealized loss position at year end. One security was a government agency by the Small Business Administration. One security was Mortgage-Backed-Securities. Management believes that changes in the market value of its Mortgage-Backed-Securities since purchase are primarily attributable to changes in interest rates and relative illiquidity and not credit quality. Because the Company does not intend to sell and unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2019.

At December 31, 2018, the Company’s investment security portfolio consisted of 27 securities, 15 of which were in an unrealized loss position at year end. One security was a government agency by the Small Business Administration. One security was a government agency guarantee by a U.S. government-sponsored entity. One security was a corporate security with an investment grade credit rating.

Twelve of the securities in a loss position were Mortgage-Backed-Securities. Management believes that changes in the market value of its Mortgage-Backed-Securities and corporate securities since purchase are primarily attributable to changes in interest rates and relative illiquidity and not credit quality. Because the Company does not intend to sell and unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2018.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans for the years ended December 31, 2019 and December 31, 2018 are summarized below (dollars in thousands):

	December 31,
	2019	2018
Commercial & Industrial	$389,746	$336,234
Real Estate—Construction & Land	42,519	42,295
Real Estate—Other	502,929	451,851
Real Estate—HELOC	982	2,064
Installment and Other	13,476	12,284

	949,652	844,728
Deferred loan origination costs, net	2,555	2,203
Allowance for loan losses	(11,075)	(10,800)

	$941,132	$836,131

Salaries and employee benefits totaling $4.3 million and $4.0 million were deferred as loan origination costs for the years ended December 31, 2019 and 2018, respectively.

Loans with carrying values totaling approximately $382.5 million and $390.2 million were pledged to secure borrowing arrangements at December 31, 2019 and 2018, respectively (see Note 7).

The following table reflects gross loans by portfolio segment and the related impairment methodology for the years ended December31, 2019 and December 31, 2018 (dollars in thousands):

	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Loans—December 31, 2019
Ending balance	$389,746	$42,519	$502,929	$982	$13,476	$949,652

Ending balance: individually evaluated for impairment	$4,572	$—	$687	$—	$344	$5,603

Ending balance: collectively evaluated for impairment	$385,174	$42,519	$502,242	$982	$13,132	$944,049

	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Loans—December 31, 2018
Ending balance	$336,234	$42,295	$451,851	$2,064	$12,284	$844,728

Ending balance: individually evaluated for impairment	$6,400	$—	$—	$—	$—	$6,400

Ending balance: collectively evaluated for impairment	$329,834	$42,295	$451,851	$2,064	$12,284	$838,328

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table reflects the changes in, and allocation of, the allowance for loan losses for the years ended December 31, 2019 and 2018 by portfolio segment (dollars in thousands):

	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Allowance for Loan Losses December 31, 2019
Balance at beginning of year	$5,578	$1,493	$3,703	$16	$10	$10,800
Provision for loan losses	3,045	(471)	(422)	(10)	184	2,326
Loans charged-off	(1,952)	—	—	—	(136)	(2,088)
Recoveries of loans previously charged-off	37	—	—	—	—	37

Ending balance allocated to portfolio segments	$6,708	$1,022	$3,281	$6	$58	$11,075

Ending balance: individually evaluated for impairment	$600	$—	$—	$—	$50	$650

Ending balance: collectively evaluated for impairment	$6,108	$1,022	$3,281	$6	$8	$10,425

	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Allowance for Loan Losses December 31, 2018
Balance at beginning of year	$5,530	$770	$2,929	$42	$29	$9,300
Provision for loan losses	(17)	723	774	(26)	(19)	1,435
Loans charged-off	—	—	—	—	—	—
Recoveries of loans previously charged-off	65	—	—	—	—	65

Ending balance allocated to portfolio segments	$5,578	$1,493	$3,703	$16	$10	$10,800

Ending balance: individually evaluated for impairment	$205	$—	$—	$—	$—	$205

Ending balance: collectively evaluated for impairment	$5,373	$1,493	$3,703	$16	$10	$10,595

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2019 and December 31, 2018 (dollars in thousands):

	Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Loans – December 31, 2019
Grade:
Pass	$378,327	$40,731	$494,314	$982	$11,382	$925,736
Special Mention	6,894	1,788	7,928	—	1,655	18,265
Substandard	4,525	—	687	—	439	5,651

Total	$389,746	$42,519	$502,929	$982	$13,476	$949,652

	Credit Risk Profile by Internally Assigned Grade
	Commercial & Industrial	Real Estate Construction & Land	Real Estate - Other	Real Estate HELOC	Installment & Other	Total
Loans – December 31, 2018
Grade:
Pass	$322,086	$42,295	$446,666	$2,064	$12,284	$825,395
Special Mention	8,552	—	—	—	—	8,552
Substandard	5,596	—	5,185	—	—	10,781

Total	$336,234	$42,295	$451,851	$2,064	$12,284	$844,728

The following table show an aging analysis of the loan portfolio by the time past due at December 31, 2019 and December 31, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Over 89 Days Past Due	Nonaccrual	Total Past Due	Current	Total
Loans – December 31, 2019
Commercial & Industrial	$—	$1,440	$—	$2,409	$3,849	$385,897	$389,746
Real Estate—Construction & Land	—	—	—	—	—	42,519	42,519
Real Estate—Other	—	—	—	—	—	502,929	502,929
Real Estate—HELOC	—	—	—	—	—	982	982
Installment & Other	—	—	—	344	344	13,132	13,476

Total	$—	$1,440	$—	$2,753	$4,193	$945,459	$949,652

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	Over 89 Days Past Due	Nonaccrual	Total Past Due	Current	Total
Loans – December 31, 2018
Commercial & Industrial	$—	$—	$—	$4,463	$4,463	$331,771	$336,234
Real Estate—Construction & Land	—	—	—	—	—	42,295	42,295
Real Estate—Other	—	—	—	—	—	451,851	451,851
Real Estate—HELOC	—	—	—	—	—	2,064	2,064
Installment & Other	—	—	—	—	—	12,284	12,284

Total	$—	$—	$—	$4,463	$4,463	$840,265	$844,728

The following table shows the recorded investment in non-accrual and loans past due over 89 days still on accrual by class of loans at December 31, 2019 and December 31, 2018:

	Non-accrual		Loans Past Due Over 89 Days Still Accruing
	2019	2018	2019	2018
Commercial	$2,753	$4,463	$—	$—

Total	$2,753	$4,463	$—	$—

The following table shows information related to impaired loans at and for the year ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans – December 31, 2019
With no related allowance recorded:
Commercial & Industrial	$1,847	$1,860	$—	$1,282	$68
Real Estate – Other………………………	$689	$687	$—	$700	$52
Installment and Other…………………….	$291	$294	$—	$1,723	$—
With an allowance recorded:
Commercial & Industrial	$2,725	$4,623	$600	$4,620	$56
Installment and Other……………………	$41	$200	$50 7	$203	$15 7
Total:
Commercial & Industrial	$4,572	$6,483	$600	$5,902	$124
Real Estate – Other………………………	$689	$687	$—	$700	$52
Installment and Other…………………….	$332	$494	$50 7	$1,923	$15 7

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans – December 31, 2018
With no related allowance recorded:
Commercial & Industrial	$3,058	$3,120	$—	$3,805	$139
With an allowance recorded:
Commercial & Industrial	$3,342	$3,342	$205	$3,512	$126
Total:
Commercial & Industrial	$6,400	$6,462	$205	$7,316	$265

Interest forgone on nonaccrual loans totaled $309,000 and $62,000 for the years ended December 31, 2019 and 2018, respectively. There was no interest recognized on a cash-basis on impaired loans for the years ended December 31, 2019 and 2018.

The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.

Troubled Debt Restructurings

At December 31, 2019, the Company had a recorded investment of $722,000 and had allocated specific reserves totaling $12,000 related to loans with terms that had been modified in troubled debt restructurings. At December 31, 2018, the Company had a recorded investment of $930,000 and had allocated specific reserves totaling $30,000 related to loans with terms that had been modified in troubled debt restructurings. The Company has no commitments as of December 31, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2019 no loans were modified as troubled debt restructurings.  During the year ending December 31, 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for a new loan with similar risk, or a combination thereof.

During the year ending December 31, 2019 one modification of an existing troubled debt restructuring involved an 18 month extension of the maturity date with interest only terms. During the year ending December 31, 2018 one modification involved the partial term-out (with principal and interest payments due monthly) and a balloon payment due in 2020.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2018
Troubled Debt Restructurings:
Commercial & industrial	1	$100	$100

Troubled debt restructuring for 2019 and 2018 increased the allowance for loan losses by $12,000 and $4,000, respectively. None of the TDR loans during and for the year ending December 31, 2019 had a payment default within twelve months following the modification. In 2018, one TDR had a payment default, but was fully paid off as of December 31, 2018.

4.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Furniture, fixtures and equipment	$5,192	$3,341
Leasehold improvements	3,172	2,905

	8,364	6,246
Less accumulated depreciation and amortization	(4,696)	(4,170)

	$3,668	$2,076

Depreciation and amortization included in occupancy and equipment expense totaled $862,000 and $771,000, respectively, for 2019 and 2018.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2019 and 2018, the Company’s goodwill totaled $7.4 million.

The Company analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. Impairment exists when the carrying value of goodwill exceeds the fair value of the Bank’s reporting units, which is determined through a qualitative assessment.

At December 31, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Bank exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the Bank exceeded its carrying value, resulting in no impairment.

Other Intangible Assets

The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on a straight line basis over an estimated life of 10 years.

Impairment testing of the intangible assets is performed at the individual asset level. The Company’s intangibles are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are identified, an impairment adjustment is recognized if the carrying amount of the intangible asset exceeds its fair value. If an impairment exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets (Continued)

At December 31, 2019, the Company did not identify and events or circumstances indicating a possible impairment of the CDI.  At December 31, 2018, the Company identified an intangible asset impairment and recorded an additional $105,000 CDI amortization expense with a new cost basis for the CDI of $286,000. The facts that led to an impairment of CDI were lower than forecast remaining deposit balances from the PPB acquisition on December 31, 2015. CDI amortization expense totaled $41,000 and $161,000 in 2019 and 2018, respectively. The following table provides the estimated future amortization expense of core deposit intangibles (dollars in thousands):

Year Ending December 31,
2020	$41
2021	41
2022	41
2023	41
2024	41
2025	40

Total	$245

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Savings	$70,739	$52,400
Money market	384,697	339,890
Interest-bearing demand accounts	25,178	32,650
Time, more than $250,000	64,140	61,883
Other time	56,215	35,029

	$600,969	$521,852

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2020	$116,188
2021	3,460
2022	413
2023	294
2024	—

$120,355

6.	INTEREST-BEARING DEPOSITS (Continued)

Interest expense recognized on interest-bearing deposits for the years ended December 31, 2019 and 2018 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018
Savings	$457	$232
Money market	4,349	2,772
Interest-bearing demand accounts	24	22
Time, more than $250,000	1,175	937
Other time	1,204	498

	$7,209	$4,462

7.	BORROWING ARRANGEMENTS

The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $193.7 million and $127.3 million, respectively. At December 31, 2018, amounts pledged and available borrowing capacity under such limits were approximately $211.4 million and $131.9 million, respectively. There were no borrowings outstanding under this arrangement as of December 31, 2019 and 2018.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Bank’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $188.8 million and $133.8 million, respectively. At December 31, 2018, amounts pledged and available borrowing capacity under such limits were approximately $171.3 million and $156.3 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%.  There were no borrowings outstanding under this arrangement as of December 31, 2018.

Under agreements with several correspondent banks, the Company can borrow up to $61.0 million. In a separate agreement, the Company can borrow up to $10,000,000 or the total market value of securities pledged to a correspondent bank under a repurchase agreement. At December 31, 2019 and 2018, there were no investment securities pledged to the correspondent bank under this agreement. There were no borrowings outstanding under these arrangements at December 31, 2019 and 2018.

The Company issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of Prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On December 31, 2019 and 2018, the balances were $5.0 million and $4.9 million, net of issuance cost, respectively.

The Company maintains a revolving line of credit with a commitment of $15.0 million for one-year at a rate of Prime plus 0.40%.  At December 31, 2019 and December 31, 2018, no borrowings were outstanding under this line of credit.

8.	COMMITMENTS AND CONTINGENT LIABILITES

Deposit Concentrations

At December 31, 2019 and December 31, 2018, there were no deposit relationships that exceeded 5% of total deposits.

Contingencies

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured financial institution deposits up to $250,000 are fully insured by the FDIC under the FDIC’s general deposit insurance rules.

At December 31, 2019, uninsured deposits at financial institutions were approximately $4.0 million. At December 31, 2018, uninsured deposits at financial institutions were approximately $2.3 million.

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$18,041	$355,927	$7,800	$317,670
Standby letters of credit	157	7,523	1,000	6,500

Commitments to make loans are generally made for periods from 12 month to 24 months. The fixed rate loan commitments have interest rates ranging from 3.50% to 6.50%.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans included on the balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, and deeds of trust on residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2019 and 2018. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2019, commercial loan commitments represent approximately 75% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. At December 31, 2018, commercial loan commitments represent approximately 80% of total commitments and are generally unsecured or secured by collateral other than real estate and have variable interest rates. Real estate related loan commitments represent approximately 25% and 18% of total commitments at December 31, 2019 and December 31, 2018, respectively and are generally secured by real property with a loan-to-value ratio not to exceed 75%. The majority of real estate related loan commitments also have variable interest rates.

8.	COMMITMENTS AND CONTINGENT LIABILITES (Continued)

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial and installment loans to customers in the Company’s geographic service area. Commercial & industrial loans and real estate loans represented 41% and 58% of total loans, respectively, at December 31, 2019. Although management believes such concentrations to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market area in particular, could have an adverse impact on collectability of these loans. Personal and business income represents the primary source of repayment for a majority of these loans.

9.	LEASES

The Company currently operates from nine offices including four banking branches in Lafayette, Fremont, San Jose and Chico California, and five loan production offices in Oakland, Walnut Creek, San Jose, and Sacramento California.

The Lafayette office lease, dated June, 2007, as amended, had a 90 month initial term from the date of occupancy in November 2007. The Company has executed several renewal amendments with a current leased premises of approximately 7,000 square feet. The current lease term is five years from October 2015 to September 2020 with one 60 month renewal option. This office is leased from an affiliated party.

The Company leases premises with approximately 20,200 square feet in Oakland, California for a loan production and administrative office. The lease for the Oakland loan production and administrative office is for an initial term of seven years, with a 60 month renewal option. The current term of the lease expires on January 31, 2023.

The Company leases premises with approximately 4,000 square feet in San Jose, California for a loan production office. The lease for the San Jose loan production office is for an initial term of seven years, with a 60 month renewal option. The current term of the lease expires on February 1, 2023.

The Company leases premises with approximately 8,500 square feet in Fremont, California as a branch office. The lease for the Fremont branch office was assumed in the merger with PPB and had an initial term of ten years, with an 84 month renewal option. The current term of the lease expires on June 30, 2022.

The Company leases premises with approximately 6,584 square feet in San Jose, California as a branch office. The lease for the San Jose branch office was assumed in the merger with PPB and had an initial term of 88 months. The Company has executed an amendment with a current leased premises. The current term of the lease expires on September 1, 2026.

The Company leases premises with approximately 3,900 square feet in Walnut Creek, California as a loan production office. The lease for the Walnut Creek office is for an initial term of seven years, with a 60 month renewal option. The Company has executed an amendment with a current leased premises to expand approximately 6,491 square feet. The current term of the lease expires on December 18, 2027.

The Company leases premises with approximately 1,200 square feet in Chico, California as a branch office.  The lease is for an initial term of 36 months, with a three year renewal option, and commenced November 2019.  The current term of the lease expires in November 2022.

The Company leases premises with approximately 6,185 square feet in Sacramento, California as a loan production office.  The lease is for an initial term of 88 months, with a five year renewal option, and commenced December 2019.  The current term of the lease expires in May 2027.

During the fourth quarter of 2019, the Company entered into a lease agreement for 10,393 square feet in Walnut Creek, California as a loan production office.   The lease commences January 2020 and has an initial term of 88 months, with a five year renewal option.  The current term of the lease will expire in June 2027.

Certain operating leases contain scheduled and specified rent increases or incentives in the form of tenant improvement allowances or credits. The scheduled rent increases are recognized on a straight-line basis over the lease term as an increase in the amount of rental expense recognized each period. Lease incentives are capitalized at the inception of the lease and amortized on a straight-line basis over the lease term as a reduction of rental expense. Amounts accrued in excess of amounts paid related to the scheduled rent increases and the unamortized deferred credits are included in accrued interest payable and other liabilities on the balance sheet.

Rental expense included in occupancy and equipment expense totaled $2.2 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had future operating lease commitments of approximately $3.0 million pertaining to the Walnut Creek location.

9.	LEASES (Continued)

The following table presents the quantitative information for the Company’s leases (dollars in thousands):

December 31, 2019
Operating Lease Cost (Cost resulting from lease payments)	$1,772
Operating Lease—Operating Cash Flows (Fixed Payments)	$1,703
Operating Lease—ROU assets	$6,511
Operating Lease—Liabilities	$8,040
Weighted Average Lease Term—Operating Leases	5.3 years
Weighted Average Discount Rate—Operating Leases	2.65%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities (dollars in thousands):

December 31, 2019
2020	$2,069
2021	1,910
2022	1,869
2023	732
2024	669
Thereafter	1,357

Total undiscounted cash flows	8,606
Discount on cash flows	(566)

Total lease liability	8,040

10.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following (dollars in thousands):

	Federal	State	Total
2019

Current	$2,094	$1,127	$3,221
Deferred	(261)	(324)	(585)

Provision for income taxes	$1,833	$803	$2,636

	Federal	State	Total
2018

Current	$2,397	$1,181	$3,578
Deferred	(421)	(128)	(549)

Provision for income taxes	$1,976	$1,053	$3,029

The Company’s reported amount of income tax expense differs from federal statutory rates in 2019 and 2018 due principally to California franchise taxes, low income housing credits and tax exempt income. A reconciliation of the tax provision based on the statutory corporate rate of 21% for 2019 and 2018 on pretax income is as follows:

	December 31,
	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
State income taxes, net of Federal tax benefit	7.5	7.1
Low income housing credits, net of investment losses	-0.5	-0.6
Earnings from bank owned life insurance	-1.2	-0.5
Share-based compensation	—	-3.1
Other, net	.5	1.9

Effective tax rate	27.3%	25.8%

Deferred tax assets (liabilities) consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,274	$3,714
State deferred tax asset	246	248
Lease liability	2,377	—
Accrued expenses	1,103	543
Organization costs	77	86
Share-based compensation	289	178
Deferred compensation	379	178
Net operating loss carryforward	1,435	1,624
Loan discounts	133	163
Unrealized loss on available-for-sale investment securities	—	—
Other	266	213

Total deferred tax assets	9,579	6,947

10.	INCOME TAXES (Continued)

	December 31,
	2019	2018
Deferred tax liabilities:
Deferred loan origination costs	(1,834)	(1,642)
Right of use asset	(1,925)	—
Core Deposit Intangible	(72)	(60)
Other	(208)	(159)

Total deferred tax liabilities	(4,039)	(1,861)

Net deferred tax assets	$5,540	$5,086

As a result of the merger with PPB, the Company has net operating loss carryforwards. Pursuant to Sections 382 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event of a change in ownership. Net operating losses acquired from PPB are subject to Section 382 annual limitations in the amount of approximately $640,000 per year. At December 31, 2019, net operating loss carryforwards for Federal and California income tax purposes totaled $4.9 million, and $4.8 million, respectively, and will begin to expire at various dates from 2029 to 2035 if unused.

For the tax years 2019 and 2018, the Company filed income tax returns in the U.S. Federal and various state jurisdictions. There are currently no pending U.S. Federal or state income tax or non-U.S. income tax examinations by tax authorities. The Company is no longer subject to tax examinations by U.S. Federal and state taxing authorities for years prior to 2016 for Federal tax returns and 2015 for state tax returns.

The Company is required to record a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company will continue to evaluate both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. As of December 31, 2019 and 2018, there were no unrecognized tax benefits or interest and penalties accrued by the Company.

11.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Valuations within these levels are based upon:

Level 1—Quoted market prices for identical instruments traded in active exchange markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3—Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

11.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$ 114,342	$114,342	$—	$—	$114,342
Securities available-for-sale	28,555	—	28,555	—	28,555
Securities held-to-maturity	—	—	—	—	—
Loans, net	941,132	—	—	940,944	940,944
Accrued interest receivable	3,398	—	168	3,230	3,398
Financial liabilities
Deposits	$988,236	$870,495	$121,136	$—	$991,631
Other borrowings	10,000	—	—	10,032	10,032
Subordinated debt	4,977	—	—	5,112	5,112
Accrued interest payable	400	—	326	74	400

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$ 78,705	$78,705	$—	$—	$78,705
Securities available-for-sale	37,415	—	37,415	—	37,415
Securities held-to-maturity	6,000		5,996	—	5,996
Loans, net	836,131	—	—	822,419	822,419
Accrued interest receivable	3,112	—	208	2,904	3,112
Financial liabilities
Deposits	$874,254	$777,342	$97,669	$—	$875,011
Subordinated debt	4,960	—	—	4,830	4,830
Accrued interest payable	172	—	99	73	172

These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The methods and assumptions used to estimate fair values are described as follows:

Cash and Due from banks—The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Investment Securities—Since quoted prices are generally not available for identical securities, fair values are calculated based on market prices of similar securities on similar dates, resulting in Level 2 classification.

FHLB, IBFC, PCBB Stock—It is not practical to determine the fair value of these correspondent bank stocks due to restrictions placed on their transferability.

Loans—Fair values of loans for December 31, 2019 and December 31, 2018 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

11.	FAIR VALUE MEASUREMENTS (Continued)

Impaired loans—Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans with specific allocations of the allowance for loan losses that are secured by real property is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The methods utilized to estimate the fair value of impaired loans do not necessarily represent an exit price.

Deposits—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in Level 1 classification. The carrying amounts of variable rate and fixed-term money market accounts approximate their fair values at the reporting date resulting in Level 1 classification.

Fair values of fixed rate certificates of deposit are calculation of the estimated remaining cash flows was discounted to the date of the valuation to calculate the fair value (premium)/discount on the portfolio that applies interest rates currently being offered on certificates for the San Francisco Bay Area to a schedule of aggregated expected monthly maturities on time deposits resulting in Level 2 classification.

FHLB Advances—FHLB Advances are included in Other Borrowings. Fair values for FHLB Advances are estimated using discounted cash flow analyses using interest rates offered at each reporting date by correspondent banks for advances with similar maturities resulting in Level 3 classification.

Senior Notes—Fair values for senior notes are estimated using a discounted cash flow calculation based on current rates for similar types of debt which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within in Level 3 classification.

Subordinated Debt—Fair values for subordinated debt are calculated based on its terms and were discounted to the date of the valuation to calculate the fair value on the debt. A market rate based on recent debt offering by peer bank was used to discount cash flow until reprice date and subsequently cash flow were discounted at Prime plus 2% for its security. These assumptions which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within in Level 3 classification.

Accrued Interest Receivable—The carrying amounts of accrued interest receivable approximate fair value resulting in a Level 2 classification for accrued interest receivable on investment securities and a Level 3 classification for accrued interest receivable on loans since investment securities are generally classified using Level 2 inputs and loans are generally classified using Level 3 inputs.

Accrued Interest Payable—The carrying amounts of accrued interest payable approximate fair value resulting in a Level 2 classification, since accrued interest payable is from deposits that are generally classified using Level 2 inputs.

Off Balance Sheet Instruments—Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

11.	FAIR VALUE MEASUREMENTS (Continued)

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
December 31, 2019

Available-for-sale investment securities Debt securities:
Mortgage-backed and Government securities—Residential	$20,722	$—	$20,722	$—
Government agency	7,833	—	7,833	—
Corporate bonds	—	—	—	—

Total assets measured at fair value on a recurring basis	$28,555	$—	$28,555	$—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2018

Available-for-sale investment securities Debt securities:
Mortgage-backed and Government securities—Residential	$25,403	$—	$25,403	$—
Government agency	9,510	—	9,510	—
Corporate bonds	2,502	—	2,502	—

Total assets measured at fair value on a recurring basis	$37,415	$—	$37,415	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following tables summarizes impaired loans measured at fair value on a non-recurring basis as of December 31, 2019 and December 31, 2018 (dollars in thousands).

		Fair Value Measurements at December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3
Impaired Loans
Commercial	$3,475	$—	$—	$3,475
Total assets measured at fair value on a nonrecurring basis	$3,475	$—	$—	$3,475

		Fair Value Measurements at December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3
Impaired Loans
Commercial	$423	$—	$—	$423
Total assets measured at fair value on a nonrecurring basis	$423	$—	$—	$423

11.	FAIR VALUE MEASUREMENTS (Continued)

Assets Recorded at Fair Value (Continued)

The fair value of impaired loans is based upon independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less selling costs, generally. Level 3 fair value measurement includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property and other business asset collateral where a specific reserve has been established or a charged-off has been recorded. The unobservable inputs and qualitative information about the unobservable inputs are based on managements’ best estimates of appropriate discounts in arriving at fair market value.  Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement.  For example, a change in either direction of actual loss rates would have a directionally opposite change in the calculation of the fair value of impaired loans.

12.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In 2007, the Company adopted the California Bank of Commerce Profit Sharing 401(k) Plan. All full-time employees 21 years of age or older with 3 months of service are eligible to participate in the 401(k) Plan. Eligible employees may elect to make tax deferred contributions up to the maximum amount allowed by law. The Company may make additional contributions to the plan at the discretion of the Board of Directors. Bank contributions may vest at a rate of 20% annually for all employees. The Company made a fully vested contribution to the 401(k) Plan for the year ended December 31, 2019 and 2018 in the amount of $523,000 and $428,000, respectively.

Salary Continuation and Retirement Plan

The Board of Directors approved a salary continuation plan for certain executives. Under the plan, once executives reach age 65, the Company is obligated to provide executives with annual benefits after retirement. The estimated present value of these future benefits is accrued from the effective date of the plan based on a discount rate of 4.25%.

The expense recognized under this plan for the years ended December 31, 2019 and 2018 totaled $457,000 and $207,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1.3 million and $849,000 at December 31, 2019 and 2018, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

13.	STOCK BASED COMPENSATION

Share-Based Compensation Plans

The Company declared a 5% stock dividend on August 7, 2017 which increased the number of shares outstanding for stock options and common stock eligible for issuance under its share-based compensation plans.

The Company has adopted the California BanCorp 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by shareholders and permits the grant of stock options and restricted stock for up to 404,235 shares of the Company’s common stock, of which 12,341 shares and 39,123 shares were available for future grant at December 31, 2019 and December 31, 2018, respectively. As adjusted for the stock dividend, the number of shares available for grant under the 2014 Plan increased to 404,235 shares from 384,986 shares.

The Company has adopted the California BanCorp 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by its shareholders and permits the grant of stock options and restricted stock for up to 420,000 shares of the Company’s common stock, of which 174,681 shares and 367,674 shares were available for future grant at December 31, 2019 and December 31, 2018. As adjusted for the stock dividend, the number of shares available for grant 2017 Plan was increased to 420,000 shares from 400,000 shares. The amount, frequency, and terms of share-based awards may vary based on competitive practices, the Company’s operating results and government regulations. New shares are issued upon option exercise or restricted share grants. Shares may also be granted under the 2017 Plan that vest immediately without

13.	STOCK BASED COMPENSATION (Continued)

restriction. Neither the 2017 Plan nor the 2014 Plan provides for the settlement of awards in cash. Both plans are designed to attract and retain employees and directors.

Stock Option Awards

For the years ended December 31, 2019 and 2018, the compensation cost recognized for stock option awards was $380,000 and $250,000, respectively.

A summary of option activity under the 2014 Plan and 2017 Plan for the years ended December 31, 2019 and 2018 is presented below (dollars in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	715,054	$11.16
Granted	92,855	$22,20
Exercised	(381,437)	$8.00
Forfeited or canceled	(61,031)	$16.04

Outstanding December 31, 2018	365,441	$14.40

Granted	160,142	$19.78
Exercised	(66,783)	$9.20
Forfeited or canceled	(23,266)	$16.49

Outstanding December 31, 2019	435,534	$17.06	7.36	$1,510

Vested or expected to vest at December 31, 2019	432,937	$16.98	7.36	$1,509

Exercisable at December 31, 2019	188,803	$13.59	5.55	$1,240

Information related to the stock options outstanding under the 2014 Plan and 2017 Plans during each year follows:

	2019	2018
Intrinsic value of options exercised	$678	$5,364
Cash received from options exercised	614	3,052
Weighted average fair value of options granted	$9.66	$8.00

As of December 31, 2019, the unrecognized compensation cost related to non-vested stock option awards totaled $1.8 million. That cost is expected to be amortized on a straight-line basis over a weighted average period of 8.71 years and will be adjusted for subsequent changes in estimated forfeitures.

The following information relates to stock option grants granted during the years ended December 31, 2019 and 2018:

	2019	2018
Weighted average grant date fair value per share of options granted	$8.40	$6.32
Significant fair value assumptions:
Expected term in years	10 years	6 years
Expected annual volatility	31.09%	22.98%
Expected annual dividend yield	—%	—%
Risk-free interest rate	1.93%	2.57%

13.	STOCK BASED COMPENSATION (Continued)

Stock Awards

Twenty-one stock awards totaling 19,626 shares were granted and issued during the period ended December 31, 2019. These stock awards were fully vested upon grant. The grant date fair value of these awards was $19.39 per share, or $381,000 which was recorded as non-employee compensation expense for the period ended December 31, 2019.

Eleven stock awards totaling 19,176 shares were granted and issued during the year ended December 31, 2018. These stock awards were fully vested upon grant. The grant date fair value of these awards was $22.60 per share, or $433,000 which was recorded as non-employee compensation expense for the year ended December 31, 2018.

Restricted Stock Units

The following restricted stock unit information is for the years ended December 31, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of year	97,473	$21.68	30,596	$20.25
Granted	65,690	19.60	78,346	22.14
Vested	(27,367)	21.82	(6,069)	20.09
Forfeited	(8,745)	21.39	(5,400)	22.04

Nonvested, end of year	127,051	$20.59	97,473	$21.68

For the years ended December 31, 2019 and 2018, the compensation cost recognized for restricted stock units was $491,000 and $312,000. As of December 31, 2019, the unrecognized compensation cost related to non-vested restricted stock units totaled $2.6 million. Restricted stock units granted during 2018 that were vested as of December 31, 2019 are payable in shares to the holders. Units granted with these terms are, therefore, fully expensed as of the year-end but not reflected in shares outstanding until the payout date.

14.	SHAREHOLDERS EQUITY

Common Stock Private Placement

During the year ended December 31, 2018, the Company completed an offering of its common stock. Proceeds totaling $23.6 million, from the sale of 1,177,000 shares were recorded, net of $1.4 million in stock offering costs. The Company used the additional capital to pay off senior notes and allow for additional growth and for general business purposes.

Dividends

Upon declaration by the Board of Directors, all shareholders of record will be entitled to receive dividends. The California Financial Code restricts the total dividend payment of any state banking association in any calendar year to the lesser of (1) the Company’s retained earnings or (2) the Company’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.

Regulatory Capital

The Bank is subject to certain regulatory capital requirements administered by the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

14.	SHAREHOLDERS EQUITY (Continued)

Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These quantitative measures are established by regulation and require that minimum amounts and ratios of total capital, Tier 1 capital and common equity Tier 1 (“CET1”) capital to risk-weighted assets and of Tier 1 capital to average assets be maintained. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As a banking organization with less than $3.0 billion in assets, the Company is exempt from the FRB’s consolidated capital rules under the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement.

As of January 1, 2015, the Bank became subject to new capital requirement and certain provision of new rules will be phased in from 2015 through 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based ratios. The implementation of the capital conservation buffer began on January 1, 2016 increasing by 0.625% annually and was fully phased-in on January 1, 2019 requiring the Bank to now maintain a capital conservation buffer of 2.5% of CET1. As of December 31, 2019 and December 31, 2018, the capital conservation buffer requirement was 2.50% and 1.875%, respectively.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios as set forth in the table on the following page. As of December 31, 2019 and December 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed this category. Management believes that the Bank met all capital adequacy requirements as of December 31, 2019 and December 31, 2018.

The Company’s consolidated capital amounts and ratios are presented in the following table as of December 31, 2019 and December 31, 2018 (dollars in thousands).

	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk
Based Capital Ratio
California BanCorp	$121,536	10.58%	$112,544	11.18%

Leverage Ratio
California BanCorp	$121,536	10.64%	$112,544	11.57%

Tier 1 Risk-Based Capital Ratio
California BanCorp	$121,536	10.58%	$112,544	11.18%

Total Risk-Based Capital Ratio
California BanCorp	$137,773	11.99%	$128,454	12.76%

14.	SHAREHOLDERS EQUITY (Continued)

The Bank’s capital amounts and ratios are presented in the following table together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2019 and December 31, 2018 (dollars in thousands).

	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk
Based Capital Ratio
California Bank of Commerce	$119,297	10.38%	$110,069	10.94%
To be “Well-Capitalized” under prompt corrective action regulation	$74,724	6.50%	$65,402	6.50%
Required for capital adequacy purposes (including capital conservation buffer)	$80,472	7.00%	$64,144	6.375%

Leverage Ratio
California Bank of Commerce	$119,297	10.44%	$110,069	11.31%
To be “Well-Capitalized” under prompt corrective action regulation	$57,158	5.00%	$48,648	5.00%
Required for capital adequacy purposes	$45,726	4.00%	$38,918	4.00%

Tier 1 Risk-Based Capital Ratio
California Bank of Commerce	$119,297	10.38%	$110,069	10.94%
To be “Well-Capitalized” under prompt corrective action regulation	$91,968	8.00%	$ 80,495	8.00%
Required for capital adequacy purposes (including capital conservation buffer)	$97,716	8.50%	$ 79,237	7.875%

Total Risk-Based Capital Ratio
California Bank of Commerce	$135,534	11.79%	$125,979	12.52%
To be “Well-Capitalized” under prompt corrective action regulation	$114,960	10.00%	$100,619	10.00%
Required for capital adequacy purposes (including capital conservation buffer)	$120,708	10.50%	$99,361	9.875%

The issuance of senior notes qualifies as Tier 1 capital for the Bank under the guidelines established by the Federal Reserve Bank. The subordinated debt qualifies as Tier 2 capital for the Company and the Bank under the guidelines established by the Federal Reserve Bank. The subordinated debt is included in the total risk-based capital ratio at December 31, 2019 and December 31, 2018 and had no effect on the other regulatory capital ratios of the Company and the Bank.

15.	RELATED PARTIES

The Company enters into transactions with related parties, including directors, executive officers and affiliates.

The following is a summary of the aggregate activity involving related party borrowers during the periods ended December 31, 2019 and December 31, 2018 (dollars in thousands):

Balance, January 1, 2018	$7,610

New Loans & Disbursements	11,000
Amounts repaid	(12,163)

Balance, December 31, 2018	$6,447

Balance, January 1, 2019	$6,447

New Loans & Disbursements	15,516
Amounts repaid	(15,996)

Balance, December 31, 2019	$5,967

Undisbursed commitments to related parties, December 31, 2019	$21,535

15.	RELATED PARTIES (Continued)

At December 31, 2019 and December 31, 2018, the Company’s deposits from related parties totaled approximately $24.2 million and $37.0, respectively.

The Company also leases its Lafayette office from a company owned by a member of the Board of Directors. Rental payments under this agreement totaled $359,000 and $359,000 for December 31, 2019 and December 31, 2018, respectively.

During 2019 and 2018, the Company purchased marketing and promotional services from a company that is a wholly-owned subsidiary of a partnership whose previous managing partner/CEO is a member of the Board of Directors. Amounts paid pursuant to this agreement totaled $942,000 and $180,000 for December 31, 2019 and December 31, 2018, respectively.

16.	HOLDING COMPANY FINANCIALS

CONDENSED BALANCE SHEETS

December 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$2,614	$2,441
Investment in banking subsidiary	128,165	118,723
Other assets	—	14

Total assets	$130,779	$121,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior notes	$—	$—
Accrued interest payable and other liabilities	523	99

Total liabilities	523	99

Commitments and contingencies
Shareholders’ equity	130,256	121,079

Total liabilities and shareholders’ equity	$130,779	$121,178

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018
Interest expense	$51	$333
Non-interest expenses	469	843

(Loss) before provision for income taxes and undistributed subsidiary income	(520)	(1,176)
Provision (benefit) for income taxes	154	(348)

Net (loss) before equity in undistributed subsidiary income	$(366)	$(828)

Equity in undistributed subsidiary income	$7,367	$9,541
Net Income	$7,001	$8,713

Comprehensive Income	$7,001	$8,713

16.	HOLDING COMPANY FINANCIALS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net Income	$7,001	$8,713
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiary income	(7,367)	(9,541)
Change in other assets	14	177
Change in other liabilities	(89)	718

Net cash provided by operating activities	(441)	67

Cash flows from investing activities:
Investment in subsidiaries	—	(13,474)

Net cash used in investing activities	—	(13,474)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	500
Repayment of senior notes	—	(11,500)
Proceeds from exercise of stock options	614	3,052
Cash paid in lieu of fraction shares	—	—
Proceeds from common stock private placement	—	23,577

Net cash provided by financing activities	614	15,629

Increase in cash and cash equivalents	173	2,222
Cash and cash equivalents at beginning of year	2,441	219

Cash and cash equivalents at end of year	$2,614	$2,441

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$52	$333

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure

(a) Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2019 of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the identified material weakness regarding the precision of review in Securities Exchange Commission (SEC) filings and financial reporting, as of the end of the fiscal quarter covered by this Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness we identified relates to the need for improved precision in the review of aspects of our SEC filings and financial reporting. Specifically, we did not have effective processes and procedures in place (1) to formally document management’s review of our financial statements and footnotes included in our SEC filings to ensure timeliness and accuracy of filings; (2) to consistently use checklists regarding Generally Accepted Accounting Principles and SEC disclosure requirements as part of the SEC filing process to ensure that required disclosures are complete and accurate; (3) to identify subsequent events during an open subsequent period necessary to ensure proper disclosure; and (3) to develop, maintain and review on a regular basis a listing of related parties, as defined by SEC Regulation S-K. While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements, our management concluded there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.  The material weakness was identified during the preparation of our financial statements for the year ended December 31, 2019.  Management is in the process of planning its remediation of this weakness, which is expected to primarily include the development and implementation of formalized procedures and controls.  The remediation of this material weaknesses is therefore ongoing and may necessitate implementation of additional measures.  The material weakness will only be considered remediated when these controls have been performing as designed for a sufficient period of time.

(b) Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices will be included in our Proxy Statement for our 2020 Annual Meeting of Shareholder (the “Proxy Statement”) or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Such information is incorporated herein by reference to the Proxy Statement.

We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.californiabankofcommerce.com.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Such information is incorporated herein by reference to the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table summarizes our equity compensation plans as of December 31, 2019:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	583,371	$12.74	187,022
Equity compensation plans not approved by security holders	—	—	—
Total	583,371	$12.74	187,022

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019. Such information is incorporated herein by reference to the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019. Such information is incorporated herein by reference to the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019. Such information is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: The financial statements listed under Part II-Item 8. “Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted since the required information is either not applicable or not required, or has been included in the Financial Statements and related notes.

(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Articles of Incorporation of California BanCorp †

3.2	Amended and Restated Bylaws of California BanCorp †

4.1	Form of Certificate of Common Stock of California BanCorp †

4.2	Description of Common Stock

10.1	Form of Indemnification Agreement by and between California BanCorp and its directors and executive officers †

10.2	Form of Indemnification Agreement by and between California Bank of Commerce and its directors and executive officers †

10.3	Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.4	California Bank of Commerce 2007 Equity Incentive Plan* †

10.5	California Bank of Commerce 2014 Equity Incentive Plan* †

10.6	Form of Stock Option Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.7	Form of Restricted Stock Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.8	Form of Stock Option Award Agreement under the California Bank of Commerce 2007 Equity Incentive Plan* †

10.9	Form of Stock Award Agreement under the California Bank of Commerce 2007 Equity Incentive Plan* †

10.10	Form of Stock Option Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* †

10.11	Form of Restricted Stock Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* †

10.12	Employment Agreement, effective May 7, 2018, by and between Steven E. Shelton and California Bank of Commerce* †

10.13	Employment Agreement, effective May 20, 2019, by and between Thomas A. Sa and California Bank of Commerce* †

10.14	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* †

Exhibit No.	Description

10.15	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* †

10.16	Securities Purchase Agreement dated as of August 14, 2018 by and among California Bancorp and the investors party thereto †

10.17	Form of Restricted Stock Unit Award Agreement under the Amended and Restated California Bancorp 2017 Equity Incentive Plan* †

10.18	Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton*†

21.1	Subsidiaries of California BanCorp †

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

*	Indicates a management contract or compensatory plan.
†	Incorporated by reference to the exhibit of the same number of the Company’s Form 10 filed with the SEC on March 4, 2020.

Item 16.FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: April 14, 2020	/s/ Stephen E. Shelton
Steven E. Shelton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Steven E. Shelton	President, and Chief Executive Officer	April 14, 2020
	Steven E. Shelton	(Principal Executive Officer)

By:	/s/ Thomas A. Sa	Executive Vice President, Chief Financial Officer and Chief Operating Officer	April 14, 2020
	Thomas A. Sa	(Principal Financial and Accounting Officer)

By:	/s/ Andrew J. Armanino	Director	April 14, 2020
Andrew J. Armanino

By:	/s/ Stephen A. Cortese	Chairman	April 14, 2020
Stephen A. Cortese

By:	/s/ Kevin J. Cullen	Director	April 14, 2020
Kevin J. Cullen

By:	/s/ Stephen R. Dathe	Director	April 14, 2020
Stephen R. Dathe

By:	/s/ Wayne S. Doiguchi	Director	April 14, 2020
Wayne S. Doiguchi

By:	/s/ Donald J. Kintzer	Director	April 14, 2020
Donald J. Kintzer

By:	/s/ Rochelle G. Klein	Director	April 14, 2020
Rochelle G. Klein

By:	/s/ Frank L. Muller	Director	April 14, 2020
Frank L. Muller

By:	/s/ Edmond E. Traille	Director	April 14, 2020
Edmond E. Traille