Form 10-K/A
period 2019-12-31
California BanCorp
filed 2020-04-29
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-K/A
(Amendment No. 1)

_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number 001-39242

 ________________________________________

CALIFORNIA BANCORP

(Exact name of registrant as specified in its charter)

_________________________________________

California	82-1751097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Clay Street, Suite 500
Oakland, California

(Address of principal executives offices, including zip code)

(510) 457-3737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	,	no par value share	CALB	NASDAQ Global Select Market
(Title of class)			(Trading Symbol)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

_________________________________________________

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

Number of shares outstanding of the registrant’s common stock as of March 31, 2020: 8,121,848

EXPLANATORY NOTE

California BanCorp (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on April 14, 2020. The Company intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2020 annual meeting of shareholders. As a result of the novel Coronavirus (“COVID-19”) pandemic, the Company intends to postpone the 2020 Annual Shareholder Meeting and will file its definitive proxy statement after April 29, 2020. As a result, the Company is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A.

This Amendment only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial and accounting officer, filed as exhibits hereto.

SMRH:4826-1289-3882.1	-2-

California BanCorp

Form 10-K/A

For the Year Ended December 31, 2019

SMRH:4826-1289-3882.1	-3-

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

We have made the forward-looking statements in this report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, financial condition, results of operations and future growth prospects can be found in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and elsewhere in this report. These factors include, but are not limited to, the following:

•	the impact of the COVID-19 epidemic on our business, employees, customers and the local, national and global economy;
•	business and economic conditions nationally, regionally and in our target markets, particularly in the greater San Francisco Bay Area and other areas in which we operate;
•	concentration of our loan portfolio in commercial and industrial loans, which loans may be dependent on the borrower’s cash flows for repayment and, to some extent, the local and regional economy;
•	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•	the concentration of our business activities within the geographic areas of Northern California;
•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;
•	disruptions to the credit and financial markets, either nationally or globally;
•	increased competition in the banking industry, nationally, regionally or locally;
•	our ability to execute our business strategy to achieve profitable growth;
•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and/or reduce our cost of deposits;
•	our ability to improve our operating efficiency;
•	failure to keep pace with technological change or difficulties when implementing new technologies;
•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
SMRH:4826-1289-3882.1	-4-

•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	our ability to develop new, and grow our existing, streams of noninterest income;
•	our dependence on our management team and our ability to motivate and retain our management team;
•	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
•	system failures, data security breaches, including as a result of cyber-attacks, or failures to prevent breaches of our network security;
•	data processing system failures and errors;
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

SMRH:4826-1289-3882.1	-5-

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Bylaws provide that the authorized number of directors shall not be less than nine nor more than 17 with the exact number of directors, within that range, to be fixed from time to time by resolution of the Board of Directors or our shareholders. The authorized number of directors is currently fixed at 10. Our Board of Directors is comprised of the 10 individuals listed below. Each director of the Company is also a director of our subsidiary, California Bank of Commerce (the “Bank”).  The following table also indicates each director’s age and the year in which he or she began serving as a director of the Company (or the Bank, if prior to the holding company reorganization on June 30, 2017).

Name	Age	Position	Director Since
Andrew J. Armanino	54	Director	2013
Stephen A. Cortese	59	Chairman of the Board	2007
Kevin J. Cullen	52	Director	2007
Stephen R. Dathe	58	Director	2007
Wayne S. Doiguchi	69	Director	2016
Donald J. Kintzer	72	Director	2013
Rochelle G. Klein	58	Director	2007
Frank L. Muller	63	Director	2020
Steven E. Shelton	58	Director, President and Chief Executive Officer	2018
Edmond E. Traille	72	Director	2007

No current director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.  The business experience of each of the current directors is set forth below.

Andrew J. Armanino. Mr. Armanino was the managing Partner and Chief Executive Officer of Armanino LLP, a public accounting firm, from 2005 to 2018 at which time he retired and is no longer affiliated with the firm. He is a board member of Moore Stephens International Limited, an accounting and business advisory network of independent accounting firms, and serves as chairman of its subsidiary, Moore Stephens North America. He is also a board member of the Armanino Foundation, a community service organization, and Intersect Capital, a registered investment advisor. Mr. Armanino’s significant accounting experience provides in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. With years of providing services to small and medium-sized businesses, he brings valuable insights to the Board regarding these businesses, which are similar to the Bank’s business customers.

Stephen A. Cortese. Mr. Cortese has worked in commercial real estate development and management since 1987. He is the general partner of Cortese Real Property, LP, a commercial real estate development and management firm, since 2003. Mr. Cortese has significant experience in real estate management, investment and construction, particularly in the greater San Francisco Bay Area, enabling him to bring valuable insights regarding these matters to our Board.

Kevin J. Cullen. Mr. Cullen is the Chief Financial Officer and co-owner of Olson & Company Steel, Inc., a construction company, a position he has held since 2013. He is also a director of Steel Bar Fresno and California Steel Captive. He previously served as Chief Financial Officer of Guarantee Glass, Inc., a general contractor, from 2008 to 2012, and as Chief Financial Officer and a co-owner of MDC Vacuum, a manufacturing company, from 1998 to 2008. Mr. Cullen’s business experience, including as the owner of and Chief Financial Officer for construction and manufacturing companies, enables him to bring valuable insights to the Board regarding these small to medium sized construction and industrial businesses, which are similar to the Bank’s customers.

Stephen R. Dathe. Mr. Dathe has been the Vice President and General Manager of A&B Die Casting Company since 2003 and the President and majority shareholder of Benda Tool and Model Works, Inc. since 1988. Mr. Dathe’s

SMRH:4826-1289-3882.1	-6-

significant experience as an executive of manufacturing companies, enables him to bring valuable insights to the Board regarding small to medium-sized industrial businesses, which are the Bank’s predominant commercial customers.

Wayne S. Doiguchi. Mr. Doiguchi served as Chairman and Chief Executive Officer of Pan Pacific Bank from 2010 until its merger with California Bank of Commerce in 2016. In addition to his duties as a director of Bancorp, Mr. Doiguichi provides business and customer development services to California Bank of Commerce. Mr. Doiguchi has over 40 years as an executive in the financial services industry. He is a member of the Chamber of Commerce and Rotary Club in his community as well as a volunteer for many social welfare and small business causes. Mr. Doiguchi’s extended career in banking and deep banking industry and bank regulatory experience are important attributes that support our Board. Mr. Doiguchi also supports the Bank’s business development efforts, particularly in the San Francisco Bay Area markets formerly served by Pan Pacific Bank.

Donald J. Kintzer. Mr. Kintzer is a retired partner of PricewaterhouseCoopers. He was admitted to the partnership of PricewaterhouseCoopers in 1988 and served in various roles and locations during his over 31-year career with the firm until his retirement in 2008. Mr. Kintzer has been a member of the board of directors of GasLog Ltd (NYSE:GLOG) since 2014 where he has served on the audit & risk committee since November 2014 and has chaired its Audit & Risk Committee since March 2015. He was a member of the board of directors of GasLog Partners LP (NYSE:GLOP) from 2014 to 2015 and chaired its audit committee from May 2014 until March 2015. Mr. Kintzer is a member of the board of governors of Lawrence Livermore National Security, LLC and until November 2018, was a member of the board of governors of Los Alamos National Security, LLC. Mr. Kintzer brings in-depth knowledge of generally accepted accounting principles, auditing standards and corporate governance matters to our Board.

Rochelle G. Klein. Mrs. Klein is a private investor and consultant. She was an Advisory Director of Ocean Gate Capital Management, an investment management firm, from 2006 to 2009. She served as a Vice President in the Fixed Income Currency and Commodities Division at Goldman Sachs from 1987 to 2002. Mrs. Klein is an active member of several philanthropic boards and foundations, including the University of California at Davis Foundation, where she serves as trustee and a member of the Finance and Investment Committee; Guideposts Foundation, where she is a Founding Foundation Board Member and a member of the National Advisory Cabinet; The Stanford University Athletic Board, where she serves as a Regional Chair; and St. Stephen’s Episcopal Church, where she is a former Senior Warden (Board Chair), and currently serves as Chair of the Investment Committee and member of the Outreach Committee. Ms. Klein’s years of experience in the finance industry brings valuable industry, leadership and management experience to our Board. She also contributes valuable insights from our communities as a result of her involvement in local community organizations.

Frank L. Muller.  Mr. Muller is the owner of M Three Ranches, LLC in Woodland, California, a farming and farming consulting business, since January 2020.  He was the previously co-owner, President and Chief Financial Officer of Muller Ranch, LLC, a farming and farming consulting business, from 1979 to December 2019.  Mr. Muller has served on the board of directors for Pacific Coast Producer, an agricultural canning and packaging cooperative, since 1990, including as chairman for the past 15 years.  He previously served on the board of directors for the California Department of Food and Agriculture during 2018 and 2019 and, previously, the board of directors of the Federal Crop Insurance Corporation.  Mr. Muller’s in familiarity with the Northern Central Valley region of California and the agricultural industry bring valuable insights to our Board as we expand our presence throughout Northern California.

Steven E. Shelton. Mr. Shelton has served as President and Chief Executive Officer of the Company and the Bank since May 2018. Previously he served as Executive Vice President of California Bank of Commerce since its organization in 2007. Prior thereto, Mr. Shelton served for 13 years in various executive management positions with CivicBank of Commerce in Oakland, California, most recently as its president. Mr. Shelton brings extensive leadership and banking experience to our Board. His extended career in banking as well as his broad and deep banking industry and bank regulatory experience are important attributes that support our Board. In addition, the Board values Mr. Shelton’s in-depth knowledge of the Company through his position as our President and Chief Executive Officer, including with respect to its operations, strategy, financial condition and competitive position

Edmond E. Traille. Retired since 2016, Mr. Traille is a business consultant. He is the founder of GALLINA LLP, a public accounting firm, and served as its Chief Executive Officer from 1972 to 2016. He has over 45 years of experience providing services to small and medium-sized business clients primarily within the real estate, construction and equipment rental industries. Mr. Traille holds a BBA degree in accounting from the University of Notre Dame. He is a licensed certified public accountant in California. Mr. Traille’s significant accounting experience provides in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. With years of providing services to small and medium-

SMRH:4826-1289-3882.1	-7-

sized business, he brings valuable insights to the Board regarding these businesses, which are similar to the Bank’s business customers.

The Role of the Board of Directors

In accordance with our Bylaws and California law, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board also are members of the Board of Directors of the Bank, which accounts for substantially all of the Company’s consolidated operating results. The members of the Board keep informed about our business through discussions with senior management and other officers and managers of the Company and the Bank, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and in Board committee meetings.

During 2019, our Board of Directors held a total of 37 meetings and each director attended at least 75% of the total number of those meetings and the meetings of the Board committees on which they served during their term of office as a director in 2019.

Corporate Governance Principles and Board Matters

Our Board believes that sound governance policies and practices provide an important framework to assist it in fulfilling its duties to our shareholders. Our Board has adopted a number of policies and practices under which it has operated for some time with concepts based on the suggestions of various authorities in corporate governance and the requirements under applicable Nasdaq rules. Our Board members believe these policies and practices are essential to the performance of the Board’s oversight responsibilities and the maintenance of the Company’s integrity in the marketplace. The policies and practices include, among others, the following:

Code of Business and Ethical Conduct. We have adopted a Code of Business and Ethical Conduct for our directors, officers and employees and a Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (“Code of Conduct”) that contains specific ethical policies and principles that apply to our principal executive officer, principal financial officer, principal accounting officer and other key accounting and financial personnel. The Code of Conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” for purposes of satisfying Nasdaq’s listing standards.

The Code of Conduct is available in the Investor Relations section of our website at www.californiabankofcommerce.com. To the extent required by applicable SEC rules, Nasdaq’s listing standards or our Code of Conduct, we will disclose any waivers of the requirements of our Code of Conduct that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

Related Party Transaction Policy. Our Board has adopted a Related Party Transaction Policy, which provides that subject to certain limited exceptions, the Company will not enter into or consummate a related party transaction that is determined by the Nominating and Corporate Governance Committee to be materially less favorable from a financial standpoint to the Company than similar transactions between the Company and unaffiliated third parties. A “related party transaction” is a transaction between the Company or any of its subsidiaries and any executive officer, director or owner of more than 10% of the outstanding shares of the Company’s common stock or persons related to them. Our Related Party Transaction Policy is described more detail below under the heading “Policies and Procedures for Approval of Related Person Transactions.”

Board Leadership Structure. The Chairman of our Board is Stephen A. Cortese. Our Board has separated the positions of Chairman and Chief Executive Officer since our inception because our Board believes that doing so provides the appropriate leadership structure for us at this time, particularly because the separation of those two positions enables our Chief Executive Officer to focus on the management of our business and the development and implementation of strategic initiatives, while the Chairman leads our Board in the performance of its management oversight and other responsibilities.

SMRH:4826-1289-3882.1	-8-

Committees of our Board of Directors

Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board has adopted a written charter for each of those committees, and copies of those charters are available on the Investor Relations section of our website at www.californiabankofcommerce.com. In addition, from time to time, our Board may establish special committees to address specific issues when necessary.

The Audit Committee. Our Board has established a standing Audit Committee, the current members of which are Edmond E. Traille, its chairman, Rochelle G. Klein and Donald J. Kintzer. Our Board also has determined that each of its members meet the definition of “audit committee financial expert” adopted by the SEC and satisfy the financial sophistication requirements of applicable rules of The Nasdaq Stock Market.

The Audit Committee’s responsibilities include:

•

overseeing the integrity of our financial statements and those of our subsidiaries, including the financial reporting processes and systems of internal controls regarding finance, accounting, legal and regulatory compliance;

•	overseeing the independence, qualifications and performance of our independent auditors and internal audit function;
•	monitoring the open communication among the independent auditor, management, the internal audit function and the board;
•	overseeing our significant risk management activities, including our policies regarding cybersecurity and compliance with laws and regulations regarding cybersecurity and protection of customer data;
•	At least annually reviewing and recommending to Board for approval our cybersecurity and other significant risk management policy management policies;
•	reviewing reports from management concerning our cybersecurity and other significant risk management activities;
•	reviewing and assessing the adequacy of its formal written charter on an annual basis; and
•	overseeing such other matters that may be specifically delegated to the Audit Committee by the Board.

The Audit Committee met nine times during 2019.

The Compensation Committee. The Board has established a standing Compensation Committee that is currently comprised of Stephen R. Dathe, its chairman, Andrew J. Armanino, Kevin J. Cullen and Edmond E. Traille.

The Compensation Committee’s responsibilities include:

•	reviewing and approving the compensation plans, policies and programs for our Chief Executive Officer and other senior officers;
•

developing, reviewing and making recommendations to the Board with respect to the adoption or revision of cash and equity incentive plans, approving individual grants or awards thereunder and reporting to the Board regarding the terms of such individual grants or awards;

•

reviewing and discussing with our management the narrative discussion and tables regarding executive officer and director compensation to be included in the our annual proxy statement, in accordance with applicable laws, rules and regulations;

•	producing and approving an annual report on executive compensation for inclusion in our annual proxy statement, in accordance with applicable laws, rules and regulations;
•	making recommendations to our Board regarding the type and amount of compensation be paid or awarded to members of our Board;
•	annually reviewing and assessing the adequacy of its formal written charter; and
SMRH:4826-1289-3882.1	-9-

•	overseeing any other matters that may be specifically delegated to the Compensation Committee by our Board.

The Compensation Committee met five times during 2019.

The Nominating and Corporate Governance Committee. Our Board has established a standing Nominating and Corporate Governance Committee, the current members of which are Wayne S. Doiguchi, its chairman, and Andrew J. Armanino.

The Nominating and Corporate Governance Committee’s responsibilities include:

•

developing and recommending policies to our Board regarding the director nomination process, including establishing a policy with regard to consideration of director candidates recommended by directors, employees, shareholders and others or to fill director vacancies, in accordance with our bylaws;

•	identifying and making recommendations to the Board specific candidates for election as directors;
•	recommending to the Board specific selection qualifications and criteria for Board membership;
•	evaluating the independence of the directors and making recommendations to the Board with respect to the directors to be appointed to serve on each committee of the Board;
•

developing and recommending, for the Board’s approval, corporate governance principles and policies, and codes of conduct for the our executive officers, employees and directors as the committee determines from time to time to be appropriate, in accordance with applicable laws, rules and regulations;

•	leading the Board in its annual review of the performance of the Board and its committees, as applicable;
•	annually reviewing and assessing the adequacy of its formal written charter; and
•	overseeing any other matters that may be specifically delegated to the Nominating and Corporate Governance Committee by our Board.

The Nominating and Corporate Governance Committee had one meeting in 2019.

The Board’s Role in Risk Oversight

The Board’s responsibilities in overseeing our management and business include oversight of the Company’s key risk and management processes and controls. Management, in turn, is responsible for the day-to-day management of risk and implementation of appropriate risk management controls and procedures.

The risk of incurring losses on the loans is an inherent feature of the banking business and, if not effectively managed, such risks can materially affect our results of operations. Accordingly, the Board, as a whole, exercises oversight responsibility over the processes that our management employs to manage this risk. The Board fulfills that oversight responsibility by:

•	monitoring trends in our loan portfolio and allowance for loan losses;
•	establishing internal limits related to our lending exposure and reviewing and determining whether or not to approve loans in amounts exceeding established limits;
•

reviewing and discussing, at least quarterly and more frequently as the Board deems necessary, reports from the Bank’s chief credit officer relating to such matters as (i) risks in our loan portfolio, (ii) economic conditions or trends that could reasonably be expected to affect (positively or negatively) the performance of the loan portfolio or require increases in the allowance for loan losses and (iii) specific loans that have been classified as “special mention,” “substandard” or “doubtful” and, therefore, require increased attention from management;

•	reviewing, at least quarterly, management’s determinations with respect to the adequacy of, and any provisions required to be made to replenish or increase, the allowance for loan losses;
•	reviewing management reports regarding collection efforts with respect to nonperforming loans; and
•	authorizing the retention of, and reviewing the reports of, external loan review consultants with respect to the risks in and the quality of the loan portfolio.
SMRH:4826-1289-3882.1	-10-

Although risk oversight permeates many elements of the work of the full Board and its committees, the Audit Committee is responsible for overseeing any other significant risk management processes.  The Audit Committee oversees these risk management processes, periodically reporting its finds and making it policy and other recommendations to the full Board.

Audit Committee Oversight Responsibilities. The Audit Committee’s responsibilities in overseeing risk management processes include:

•	Oversight of the internal audit function, with the internal auditor reporting directly to the Audit Committee;
•	Oversight of the Company’s independent public accounting firm; and
•	Review of reports from management and the internal auditor regarding the adequacy and effectiveness of various internal controls.

Selection and Nomination of Candidates for Election to the Board of Directors

Our Board has delegated to the Nominating and Corporate Governance Committee the responsibility for developing and recommending to the Board, for its consideration and approval, the specific qualifications and criteria for prospective director candidates as its deems necessary or advisable. The Nominating and Corporate Governance Committee is also charged with recommending to our Board specific candidates for election as directors. The Nominating and Corporate Governance Committee considers nominees recommended by directors, officers, employees, shareholders and others using the same criteria to evaluate all candidates. In identifying prospective director candidates, the Nominating and Corporate Governance Committee may consider all facts and circumstances, including among other things, the skills of the prospective director candidate, his or her breadth of business or other experience, his or her independence, and the our particular needs and the needs of our Board. The Nominating and Corporate Governance Committee is authorized to engage consultants or third party search firms to assist in identifying and evaluating potential nominees at our expense.

Any shareholder may submit, for consideration and nomination by the Nominating and Corporate Governance Committee any candidate or candidates for election to the Board at any annual meeting of the Company’s shareholders by following the notice procedures and providing the information required our bylaws. To nominate a candidate for election as a director at an annual meeting of shareholders, our bylaws require a shareholder to provide us with written notice no earlier 90 days and no later than 60 days before the date such annual meeting is to be held. If the current year’s annual meeting is called for a date that is not within 30 days of the anniversary of the previous year’s annual meeting, the notice must be received not later than 10 days following the day on which public announcement of the date of the annual meeting is first made. Our bylaws require that the nominating shareholder’s notice include information regarding the candidate for election as director, including the full name, age and date of birth of each candidate; the business and residence address and telephone numbers of each candidate; the education background and business/occupational experience of each candidate including a list of positions held for at least the preceding five years; the class and number of shares of the corporation beneficially owned by the candidate; and a signed representation by the candidate that the candidate will timely provide any other information that we reasonably request the purpose of preparing our disclosures regarding to the solicitation of proxies for the election of directors. The name of each such candidate for director must be placed in nomination at the annual meeting by a shareholder present in person and the candidate must be present in person at the meeting for the election of directors. Shareholders are advised to carefully review our bylaws, which contain a description of the information required to be submitted, as well as the advance notice and other requirements that apply to nominations by shareholder of candidates for election to the Board.

Code of Ethics

We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.californiabankofcommerce.com.

Communications with the Board

Shareholders interested in communicating with members of the Board of Directors or the non-management directors as a group may do so by writing to the Chairman of the Board of Directors, c/o Corporate Secretary, California BanCorp, 1300 Clay Street, Suite 500, Oakland, California 92626. The Corporate Secretary will review and forward to the

SMRH:4826-1289-3882.1	-11-

appropriate members of the Board copies of all such correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or its committees or that she otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters will be brought promptly to the attention of the Chairman of the Audit Committee and will be handled in accordance with procedures established by that committee.

Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors. The names of our current executive officers, their ages as of April 1, 2020 and their positions with the Company and the Bank are set forth below.

Name	Age	Position
Steven E. Shelton	58	President and Chief Executive Officer of the Company and the Bank
Thomas A. Sa	58	Senior Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Company and the Bank.
Tom M. Dorrance	57	Senior Executive Vice President, Technology and Operations of the Bank
Vivian Mui	40	Senior Executive Vice President, Chief Credit Officer of the Bank
Scott Myers	49	Senior Executive Vice President, Chief Lending Officer of the Bank
Michelle Wirfel	52	Senior Executive Vice President and Chief Banking Officer of the Bank

The business experience of each of our executive officers, other than Mr. Shelton whose information is provided above under “Directors”, is set forth below. No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or any of our current directors. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was selected as an officer. None of executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any executive officer.

Thomas A. Sa. Mr. Sa has served as Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company and the Bank since May 2019. Prior to joining the Bank Mr. Sa was an Executive Vice President of Western Alliance Bank, most recently serving as Chief Risk Officer from November 2017 to May 2019. Prior to that, Mr. Sa held various executive roles including Executive Vice President, Chief Financial Officer of Bridge Bank, N.A. and its holding company, Bridge Capital Holdings from inception in 2001 to its merger with Western Alliance Bank in 2015. He was a director of Bridge Bank and Bridge Capital Holdings from 2010 to 2015.

Tom M. Dorrance. Mr. Dorrance has served as the Bank’s Senior Executive Vice President / Technology and Operations since 2015. Previously, Mr. Dorrance served as Senior Vice President and Chief Information Officer since the Bank’s organization in 2007. Mr. Dorrance was Senior Vice President and Chief Information Officer at North Bay Bancorp from 2006 to 2007, Director of Technology and Interim Chief Information Officer at Chela Education Financing, Inc. from 2002 to 2006. Prior to that Mr. Dorrance had management roles at Civic Bank of Commerce from 2000 to 2002 and Bank of America, NT & SA from 1992 to 2000.

Vivian Mui. Ms. Mui has served as Senior Executive Vice President and Credit Officer of the Bank since May 2019. Prior to that Ms. Mui served as Deputy Chief Credit Officer of the Bank from 2007 to 2019. Prior to 2007, Ms. Mui spent 17 years in various credit administration and line of business roles at Mechanics Bank.

Scott Myers. Mr. Myers has served as Senior Executive Vice President and Chief Lending Officer of the Bank since April 2019. Prior to that Mr. Myers was a Senior Vice President of Wells Fargo Bank, most recently serving as Sacramento Region Manager from 2013 to 2019.

Michele Wirfel. Ms. Wirfel has served the Bank since its inception in 2007, holding various management positions. She has held the role of Senior Executive Vice President and Chief Banking Officer since May 2018. Prior to 2007, Ms. Wirfel spent four years in a Senior Vice President role at Scott Valley Bank, and 12 years in various management roles with CivicBank of Commerce, including Senior Vice President and Regional Manager.

SMRH:4826-1289-3882.1	-12-

Item 11.	EXECUTIVE COMPENSATION

Compensation Paid to Named Executive Officers

The following table provides information regarding the compensation of our of our chief executive officer and our two other mostly highly compensated executive officers for the fiscal year ended December 31, 2019, all of whom comprised our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Equity Awards(2)	All Other(3)	Total
Steven E. Shelton, President and Chief Executive Officer(4)	2019	$386,250	$178,742	$250,066	$250,008	$28,366	$1,093,433
	2018	$324,470	$130,000	$38,172	$31,658	$24,827	$549,126

Thomas A. Sa Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer(5)	2019	$179,236	$130,500	$217,031	$217,018	$12,367	$756,153

Michele Wirfel Senior Executive Vice President and Chief Banking Officer	2019	$230,833	$130,000	$ —	$ —	$21,182	$382,016
	2018	$205,000	$90,000	$161,743	$183,977	$21,327	$662,048

(1)	These amounts represent the aggregate grant date fair value of stock options granted in 2018 and 2019, calculated in accordance with FASB ASC Topic 718.
(2)

These amounts represent the aggregate grant date fair value of restricted stock awards granted 2018 and 2019, calculated in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718 (“FASB ASC Topic 718”).

(3)	All Other Compensation consisted of amounts shown in the “All Other Compensation” table below.
(4)	Mr. Shelton became the President and Chief Executive Officer in May 2018 and was previously the Company’s Executive Vice President. Amounts reflect all compensation for 2018.
(5)	Mr. Sa became the Chief Financial Officer and Chief Operating Officer of the Company and the Bank on May 20, 2019.

All Other Compensation

Name and Principal Position	Year	401 (k) Match	Auto Allowance	Other	Total
Steven E. Shelton	2019	$8,400	$10,800	$9,166	$28,367
	2018	$8,250	$10,383	$6,193	$24,826

Thomas A. Sa	2019	$5,617	$6,750	$ —	$12,367

Michele Wirfel	2019	$8,400	$9,000	$3,782	$21,182
	2018	$8,250	$9,000	$4,076	$21,327
SMRH:4826-1289-3882.1	-13-

Summary of Material Components of Compensation Program

The Company’s executive compensation philosophy is intended to provide a total compensation package that is competitive with market practice while varying awards to recognize Company and individual performance. The objective is to provide competitive pay for achieving performance goals consistent with the Company’s business objectives and its performance compared to the performance of other companies in its industry. The Company’s philosophy is that actual compensation should exceed market when superior performance is achieved and be lower than market when performance falls below expectations.

•

Base Salaries—In order to reward and retain its top talent, the Board’s philosophy is for base salaries to approximate the 50th—75th percentile of its top performing bank peers. While the Board considers other factors in determining total compensation, base salaries, which have a more immediate impact, must be competitive to attract and retain talent.

•

Short-Term Incentives—Our annual bonus program is primarily based on the Company meeting or exceeding pre-established annual performance targets, such as pre-tax income, the results of bank regulatory exams and both loan and non-interest bearing deposit growth targets.

•

Long-Term Incentives—We maintain equity incentive plans to provide financial incentives for selected employees of the Company. We believe these plans promote our long-term growth and financial success by attracting and retaining employees of outstanding ability, strengthening our capacity to develop, maintain, and direct a competent management team, providing an effective means for selected employees to acquire and maintain ownership of Company stock, motivating employees to achieve long-range performance goals and objectives, and providing incentive compensation opportunities competitive with those of our peers. We typically provide long-term equity incentives in the form of stock options or restricted common stock, subject to a five-year vesting schedule, to encourage retention and ownership. Awards are granted at the discretion of the Compensation Committee. If a participant terminates their employment or is terminated for cause, he or she will forfeit their unvested shares, though the Compensation Committee has the discretion to accelerate vesting upon an employee’s retirement or otherwise.

Steven E. Shelton. The Bank entered into an employment agreement with Steven E. Shelton effective May 7, 2018 pursuant to which he serves as President and Chief Executive Officer. The employment agreement has a seven year term. The employment agreement provides for a base salary of $375,000, which is subject to annual review by the Compensation Committee of the Bank, and Mr. Shelton is eligible for an annual bonus pursuant to an executive incentive plan to be developed each year by the Bank’s Board of Directors. As of the effective date of the employment agreement, Mr. Shelton received a grant of 11,710 shares of restricted stock grant and options to purchase 42,517 shares of common stock, each of which vest ratably over seven years from the date of grant. He is entitled to an automobile allowance of $900 per month and is eligible for any other benefits provided to the Bank’s employees generally. If the Bank terminates Mr. Shelton’s employment without cause or he terminates his employment for good reason, subject to his providing a release of claims in favor of the Bank, Mr. Shelton will receive a lump sum payment equal to his annual base salary plus the average of his three most recent annual bonuses and monthly payments in amounts equal to the cost of his COBRA premiums for 18 months or, if sooner, until he is eligible to receive Medicare benefits or health benefits from a different employer. The employment agreement generally defines “good reason” as a material negative change in Mr. Shelton’s responsibilities, duties or authority, a material reduction in his base salary, relocation to an office more than 25 miles away or the Bank’s material breach of the employment agreement. Following a change in control of the Company, in the event Mr. Shelton is terminated without cause or terminates his employment for good reason, he will be entitled to a lump sum payment equal to two times his annual base salary plus the average of his annual bonuses, the COBRA benefits described above and accelerated vesting of the restricted stock and stock options described above.

In accordance with his employment agreement, the Bank and Mr. Shelton also entered into an Executive Supplemental Compensation Agreement providing for an aggregate projected defined contribution amount of $2.0 million with monthly payments generally commencing upon his retirement. This benefit is subject to a five year vesting period and full vesting upon a change of control. The Bank and Mr. Shelton have also entered into a split-dollar joint beneficiary agreement that shares the proceeds of bank owned life insurance previously purchased on his life such that if he should he die while employed, his named beneficiaries would receive a specified sum or the net amount at risk, whichever is smaller. As of December 31, 2019, this benefit was valued at $1,416,072.

SMRH:4826-1289-3882.1	-14-

Thomas A. Sa. The Bank entered into an employment agreement with Thomas A. Sa effective May 20, 2019 pursuant to which he serves as Senior Executive Vice President and Chief Financial Officer. The employment agreement has a term of three years after which it automatically renews for one additional year unless either party elects to terminate it prior to the renewal. The employment agreement provides that Mr. Sa will receive a base salary of $290,000, which is subject to annual review by the Compensation Committee of the Bank. He is eligible for an annual bonus pursuant to an executive incentive plan to be developed each year by the Bank’s Board of Directors. As of the effective date of the employment agreement, Mr. Sa received a grant of 10,089 shares of restricted stock and options to purchase 25,000 shares of common stock, each of which vest ratably over five years from the date of grant. He is entitled to an automobile allowance of $900 per month and is eligible for any other benefits provided to the Bank’s employees generally. If the Bank terminates Mr. Sa’s employment without cause or he terminates his employment for good reason (which is defined as in Mr. Shelton’s employment agreement discussed above), subject to his providing a release of claims in favor of the Bank, Mr. Sa would receive a lump sum payment equal to his annual base salary plus the average of his three most recent annual bonuses and monthly payments in amounts equal to the cost of his COBRA premiums for 12 months or, if sooner, until he is eligible to receive Medicare benefits or health benefits from a different employer. Following a change in control of the Company, in the event Mr. Sa is terminated without cause or terminates his employment for good reason, he will be entitled to a lump sum payment equal to two times his annual base salary plus the average of his three most recent annual bonuses, the COBRA benefits described above and accelerated vesting of all of his restricted stock and stock options. In accordance with Mr. Sa’s employment agreement, the Bank implemented a supplemental executive retirement plan for Mr. Sa providing for an aggregate defined contribution amount of up to $835,000, with monthly payments generally commencing upon his retirement. This benefit is subject to a five year vesting period and full vesting upon a change of control. In addition, the Bank agreed to obtain a bank owned split-dollar life insurance policy and enter into a related joint beneficiary agreement that will provide a shared death benefit in the event Mr. Sa’s employment with the Bank is terminated due to his death before he is fully vested in the supplemental executive retirement plan.

Equity Incentive Plans

We maintain several equity incentive plans: An Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”), a 2014 Equity Incentive Plan (the “2014 Plan”) and a 2007 Equity Incentive Plan (the “2007 Plan”). Each of these equity plans was originally adopted by the Bank and its shareholders. The Company assumed the 2017 Plan, the 2014 Plan and the 2007 Plan along with all of the awards outstanding under the plans when we completed the holding company reorganization in 2017. As of December 31, 2019, there were awards for 583,371 shares outstanding under the 2017 Plan and the 2014 Plan, which were issued to our employees, officers and directors, and 187,772 shares remained available for future grants under these plans. No further awards may be granted under the 2007 Plan.

The purpose of the 2017 Plan is to provide selected present and future employees, directors and consultants of the Company and its subsidiaries and affiliates with stock-based incentives and other equity interests in the Company, thereby giving them a stake in the growth and prosperity of the Company and encouraging the continuance of their services with the Company. The 2017 Plan provides for the issuance of up to 420,000 shares of common stock pursuant to awards of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock and stock unit awards, and other forms of equity or cash compensation. When awards under the 2017 Plan expire or are forfeited or cancelled, the underlying shares will become available for future awards under the 2017 Plan. However, shares that are delivered to or withheld by the Company to satisfying the payment of the exercise price of an award or to satisfy tax withholding obligations are counted against the number of shares available for awards and cease to be available for grant under the 2017 Plan. The maximum aggregate award that may be granted to any individual participant under the 2017 Plan for any fiscal year is limited to 50,000 shares.

The 2017 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee may, in its discretion, at the time an award is made under the 2017 Plan or at any time prior to, coincident with or after the time of a change of control, subject to certain limitations, provide for the acceleration of any time periods relating to the exercise or vesting of an award. If, prior to a change of control, the Compensation Committee determines that awards under the 2017 Plan will not be honored or assumed or substituted with substantially equivalent rights following the change of control, the committee may accelerate the vesting of any outstanding awards unless otherwise provided in the applicable award agreement.

The 2017 Plan provides that awards and cash incentive compensation may be subject to clawback from our executives if we are required to prepare a financial restatement due to our material non-compliance the any financial reporting requirements.

SMRH:4826-1289-3882.1	-15-

The 2014 Plan and the 2007 Plan do not have clawback provisions but are otherwise similar to the 2017 Plan in most material respects.

Outstanding Equity Awards

The following table provides information for each of our named executive officers regarding outstanding stock options and restricted stock award held by our named executive officers as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Steven E. Shelton	5,805	3,120	$12.95	09/19/2026
	2,204	3,296	$20.62	12/21/2027	810	$ 16,200
	2,112	3,388	$23.45	01/18/2028	833	16,660
	6,381	36,136	$21.35	06/21/2028	9,951	199,020

Thomas A. Sa	—	25,000	$19.93	07/18/2029	10,889	$217,780

Michele Wirfel	3,150	—	$6.52	01/19/2022
	5,250	—	$11.42	09/18/2024
	2,450	175	$12.57	05/25/2025
	1,785	315	$13.19	09/19/2025
			$20.62	12/21/2027	1,024	$ 20,480
			$23.45	01/18/2028	1,052	21,040
	5,340	22,160	$21.35	06/21/2028	5,733	114,660

(1)	This column represents the unvested shares for restricted stock awards granted.
(2)

The market value of the shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing price of our common stock at $20.00 at December 31, 2019.

Director Compensation

Our non-employee directors may receive both cash and equity compensation. Board compensation is reviewed by comparison to peer institutions using publicly available information, every three years or earlier if requested. Director compensation is designed to attract and retain persons who are well qualified to serve as directors of the Company and the Bank.

The base annual retainer for all directors is $36,000.  Directors serving on two committees, one of which includes the Loan Committee, receive $12,000 in addition to the base annual retainer.  Directors serving on two committees, not including the Loan Committee, receive $6,000 in addition to the base annual retainer.  Directors also receive annual stock awards having a grant date fair value of $21,340.

SMRH:4826-1289-3882.1	-16-

The following table sets forth information about the compensation of our directors in 2019.  Mr. Shelton, our President and Chief Executive Officer, earned no additional compensation for his service as a director.  Mr. Muller joined our Board of directors in 2020 and earned no compensation in 2019.

2019 Director Compensation

Name	Fees Earned or Paid In Cash	Option Awards	Stock Awards(1)	Total
Andrew J. Armanino(2)	$—	$—	$66,340	$66,340
Edward B. Collins(3)	$18,000	$—	$21,340	$39,340
Stephen A. Cortese	$48,000	$—	$45,540	$93,540
Kevin J. Cullen	$48,000	$—	$21,340	$69,340
Stephen R. Dathe	$48,000	$—	$21,340	$69,340
Wayne S. Doiguchi(4)	$64,000	$—	$21,340	$85,340
Donald J. Kintzer	$42,000	$—	$21,340	$63,340
Rochelle G. Klein	$48,000	$—	$21,340	$69,340
Thomas R. Morehouse(3)	$—	$—	$45,340	$45,340
John H. Sears(3)	$—	$—	$21,340	$21,340
Edmond E. Traille	$42,000	$—	$21,340	$63,340

(1)

The grant date fair value of the restricted stock awards is based on the fair market value of a share of common stock on the grant date, computed in accordance with FAB ASC Topic 718. Each director received 1,100 restricted shares of Bancorp common stock on October 22, 2019, which were valued at $19.40 per share as of that date. Mr. Cortese received an additional 1,247 shares valued at $19.40 per share as of the grant date, October 22, 2019, for serving as Chairman of the Board of Directors. As of March 31, 2020, Mr. Cortese held an option to acquire 2,520 shares of our common stock and each of Mr. Cullen, Mr. Dathe and Ms. Klein held options to acquire 2,100 shares of our common stock.  These options are fully vested, have an exercise price of $6.00 per share and expire on December 15, 2021.

(2)	Director Armanino received all compensation payments in stock awards.
(3)	Directors Collins, Morehouse and Sears retired in 2019.
(4)	Includes a special director fee of $16,000 paid in recognition of Mr. Doiguchi’s business development efforts in the Bank’s San Jose market area.

Compensation Committee Interlocks and Insider Participation

In 2019, the Compensation Committee was comprised entirely of three independent directors, including one Chair. No member of the Compensation Committee is a current, or during 2019 was a former, executive officer or employee of the Company or any of its subsidiaries. During 2019, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2019, none of our executive officers served on the Board of Directors or compensation committee of any entity that had one or more of its executive officers serving on our Board or its Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information, as of April 1, 2020 (except where another date is indicated), regarding the shares of our common stock that were owned, beneficially by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our current directors and each nominee standing for election to our Board of Directors at the Annual Meeting; (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, we believe that the shareholders listed have sole voting and investment power with respect to all shares, subject to applicable community property laws.

SMRH:4826-1289-3882.1	-17-

As of April 1, 2020, 8,121,848 shares of our common stock were outstanding.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o California BanCorp, 1300 Clay Street, Suite 500, Oakland, California 92626.

Securities Ownership of Officers and Directors

Name of Beneficial Owner(1)	Common Stock	Exercisable Options(2)	Shares Beneficially Owned(3)	Percent of Class(3)
Directors:
Andrew J. Armanino	107,135	—	107,135	1.32
Stephen A. Cortese	187,539	2,520	190,059	2.34
Kevin J. Cullen	33,000	2,100	35,100	0.43
Stephen R. Dathe	23,200	2,100	25,300	0.31
Wayne S. Doiguchi	18,775	—	18,775	0.23
Donald J. Kintzer	28,465	—	28,465	0.35
Rochelle G. Klein	120,686	2,100	122,786	1.51
Frank L. Muller	—	—	—	—
Steven E. Shelton	36,136	18,117	54,253	0.67
Edmond E. Traille	43,581	—	43,581	0.54
Executive Officers other than Directors:
Tom M. Dorrance	11,743	11,528	23,271	0.29
Vivian Mui	1,143	560	1,703	0.02
Scott Myers	—	—	—	—
Thomas A. Sa	—	—	—	—
Michelle Wirfel	12,799	17,975	30,774	0.38
Directors and Executive Officers as a Group (15 in Number)	624,202	57,000	681,202	8.39
(1)	The address for all executives and directors is c/o California BanCorp, 1300 Clay Street, Suite 500, Oakland California 94612.
(2)	Options currently exercisable or exercisable within 60 days of April 1, 2020.
(3)

Includes beneficially owned shares plus options currently exercisable or exercisable within 60 days of the April 1, 2020.  Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2019:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	583,371	$12.74	187,022
Equity compensation plans not approved by security holders	—	—	—
Total	583,371	$12.74	187,022
SMRH:4826-1289-3882.1	-18-

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Person Transactions

Our Board of directors has adopted a written Related Party Transactions Policy. The policy describes the procedures used to identify, review, approve and disclose, if necessary, any transaction occurring since the beginning of our last fiscal year, or any currently proposed transaction, involving the Company where the amount involved exceeds $120,000 and in which any of the following persons had or will have a direct or indirect material interest: (i) a director or director nominee; (ii) an executive officer; (iii) a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; or (iv) a person known by the Company to be an immediate family member of any of the foregoing. Each such transaction is referred to as a “Related Party Transaction.”

Under the policy, each of our directors and executive officers is required to inform the Chief Financial Officer of any potential Related Party Transaction. In addition, on an annual basis, each director and executive officer completes a questionnaire designed to elicit information about any potential Related Party Transactions. Once a transaction has been identified and is determined to constitute a Related Party Transaction, the Nominating and Corporate Governance Committee will be provided with details regarding the transaction, including the terms of the transaction, the business purpose of the transaction and the benefit of the transaction to the Company and the relevant related party. The Nominating and Corporate Governance Committee is then required to review the transaction to determine whether it should be permitted or prohibited. In making its determination, the Nominating and Corporate Governance Committee will consider all relevant factors, including but not limited to (i) whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, (ii) whether there are business reasons for the Company to enter into the Related Party Transaction, (iii) whether the Related Party Transaction would impair the independence of an outside director, and (iii) whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company. Any member of the Nominating and Corporate Governance Committee that has an interest in a Related Party Transaction will abstain from voting on approval of the transaction but, if requested, may participate in the committee’s discussions regarding the transaction.

Transactions with Related Persons

Some of our officers and directors and the business organizations with which they are associated, have been customers of, and have engaged in banking transactions with, the Bank in the ordinary course of business, and we expect that they will continue to engage in such banking transactions in the future. All of the banking transactions described in this paragraph are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us.  As of the date of this proxy statement, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. The Bank is restricted as to the extent and amount of loans it can make to our officers and directors. All of the banking transactions described in this paragraph have complied with said restrictions. In addition, prior approval of the Bank’s board of directors is required for all such loans in amounts greater than $500,000 to members of our Board of Directors or executive officers.

The Bank leases its headquarters from an entity of which our Chairman, Mr. Cortese, is a majority beneficial owner. The Bank first entered into this lease when the Bank was organized in 2007 and, as amended, the lease covers approximately 7,000 usable square feet. The lease expires on September 30, 2020 and we have an option to extend it for five years. Prior to entering into the original lease, the Bank obtained an independent appraisal of the lease to confirm that initial rental rates were at fair market value as of the inception of the lease. Under the terms of the lease, we paid rent and a proportionate share of taxes and operating costs totaling $272,002 during 2019.

Director Independence

Our Board has adopted corporate governance guidelines and principles requiring, among other things, that a majority of the Board be composed of directors meeting the requirements for independence established by Nasdaq’s listing standards and applicable SEC rules. Our corporate governance guidelines and principles require that our Board evaluate the independence of its directors at least annually.

SMRH:4826-1289-3882.1	-19-

Based on its most recent evaluation, our Board has concluded that each of our directors, other than Mr. Shelton and Mr. Cortese, meets the independence requirements of the Nasdaq listing standards and applicable SEC rules. Mr. Shelton, the Company’s President and Chief Executive Officer is not considered to be independent because he is an executive officer of the Company and the Bank. Mr. Cortese is not considered to be independent because he owns an entity that leases real property to the Bank as described above under the heading “Transactions with Related Persons.” The Board has also concluded that each member of our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards and SEC rules that apply to each of those committees. In making such determination, the Board considered the relationships that each director has with the Company and all other facts and circumstances that the Board deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe LLP (“Crowe”)  has served as the Company’s independent public accountants since Crowe has served as our auditor since 2017, and, in that capacity, audited the Company’s consolidated financial statements, for the fiscal years ended December 31, 2019, 2018, and 2017.  Crowe previously served as the auditor of our subsidiary, California Bank of Commerce’s auditor since 2011 until we completed our bank holding company reorganization in 2017.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s Charter provides that the Audit Committee must pre-approve all audit and non-audit services to be performed by the Company’s independent public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Crowe pursuant to which it provided the services described below for the fiscal years ended December 31, 2019 and 2018.

In addition, all of the audit and non-audit services performed by Crowe in fiscal years 2019 and 2018 were pre-approved by the Audit Committee.

Audit and Other Fees Paid in Fiscal Years 2019 and 2018

Crowe performed the following services for the Company relating to the years ended December 31, 2019 and December 31, 2018:

Audit Services Rendered by Crowe. During the years ended December 31, 2019 and 2018, Crowe rendered audit services to us which consisted of:  (i) an audit of the Company’s consolidated financial statements for the years then ended, and (ii) an audit of the effectiveness of the Company’s internal control over financial reporting.  Additionally, during 2019 Crowe performed a review of the Company’s Form 10 Registration Statement and  financial statements as of and for the nine months ended September 30, 2019 and 2018.

Audit Related Services Rendered by Crowe. Crowe did not render any audit related services to us during 2019 or 2018.

Tax Related Services. During the years ended December 31, 2019 and 2018, Crowe rendered tax related services to us which consisted of preparing the Company’s tax returns for the years then ended.

Other Services. Crowe did not render any other services to us during 2019 or 2018.

The following table contains information regarding the fees billed by Crowe for the services it rendered to us in 2019 and 2018.

	2019	2018
Audit Fees	$760,638	$506,685
Audit-Related Fees	$—	$—
Tax Fees	$42,312	$52,105
Other Fees	$—	$—
SMRH:4826-1289-3882.1	-20-

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of the Original Filing were filed or incorporated by reference as part of the Original Filing and the exhibits listed below are filed herewith as part of this Amendment:

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

SMRH:4826-1289-3882.1	-21-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: April 29, 2020	/s/	Stephen E. Shelton
Steven E. Shelton
President and Chief Executive Officer

SMRH:4826-1289-3882.1	-22-