Form 10-Q
period 2020-03-31
California BanCorp
filed 2020-05-15
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39242

CALIFORNIA BANCORP

(Exact name of registrant as specified in its charter)

California	82-1751097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Clay Street, Suite 500,

Oakland, California 94612

(Address of principal executive offices) (Zip Code)

(510) 457-3737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	CALB	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

Number of shares outstanding of the registrant’s common stock as of March 31, 2020: 8,121,848

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollar amounts in thousands)

	March 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$22,792	$19,579
Federal funds sold	117,818	94,763

Total cash and cash equivalents	140,610	114,342

Investment securities, available for sale	34,344	28,555
Loans, net of allowance for losses of $11,565 and $11,075 at March 31, 2020 and December 31, 2019, respectively	960,282	941,132
Premises and equipment, net	3,427	3,668
Bank owned life insurance (BOLI)	23,284	22,316
Goodwill and other intangible assets	7,585	7,595
Accrued interest receivable and other assets	37,950	34,426

Total assets	$1,207,482	$1,152,034

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$403,248	$387,267
Interest bearing	625,613	600,969

Total deposits	1,028,861	988,236

Other borrowings	22,000	10,000
Junior Subordinated debt securities	4,981	4,977
Accrued interest payable and other liabilities	20,447	18,565

Total liabilities	1,076,289	1,021,778
Commitments and Contingencies (Note 5)

Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,121,848 and 8,092,966 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	106,790	106,427
Retained earnings	23,991	23,518
Accumulated other comprehensive income, net of taxes	412	311

Total shareholders’ equity	131,193	130,256

Total liabilities and shareholders’ equity	$1,207,482	$1,152,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans	$11,783	$10,954
Federal funds sold	329	209
Investment securities	191	331

Total interest income	12,303	11,494

Interest expense
Deposits	1,994	1,543
Borrowings and subordinated debt	127	114

Total interest expense	2,121	1,657

Net interest income	10,182	9,837
Provision for credit losses	400	581

Net interest income after provision for credit losses	9,782	9,256

Non-interest income
Service charges and other fees	970	625
Gain on the sale of SBA loans	—	23
Other	320	215

Total non-interest income	1,290	863

Non-interest expense
Salaries and benefits	6,477	4,515
Premises and equipment	1,139	745
Other	2,791	2,355

Total non-interest expense	10,407	7,615

Income before provision for income taxes	665	2,504
Provision for income taxes	192	636

Net income	$473	$1,868

Earnings per common share
Basic	$0.06	$0.23

Diluted	$0.06	$0.23

Average common shares outstanding	8,103,248	8,020,456

Average common and equivalent shares outstanding	8,169,898	8,102,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$473	$1,868
Other comprehensive income
Unrealized gains on securities available for sale	75	235
Reclassification adjustment for realized loss on securities available for sale	70	—
Tax effect	(44)	(69)

Total other comprehensive income	101	166

Total comprehensive income	$574	$2,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2018	7,993,908	$104,561	$16,517	$1	$121,079
Stock awards issued and related compensation expense	12,638	172	—	—	172
Stock options exercised	40,008	372	—	—	372
Net income	—	—	1,868	—	1,868
Other comprehensive income	—	—	—	166	166

Balance at March 31, 2019	8,046,554	$105,105	$18,385	$167	$123,657

Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256
Stock awards issued and related compensation expense	25,215	413	—	—	413
Shares withheld to pay taxes on stock based compensation	(7,550)	(133)	—	—	(133)
Stock options exercised	11,217	83	—	—	83
Net income	—	—	473	—	473
Other comprehensive income	—	—	—	101	101

Balance at March 31, 2020	8,121,848	$106,790	$23,991	$412	$131,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$473	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	581
Depreciation	315	183
Deferred loan costs, net	312	115
Accretion on discount of purchased loans, net	(35)	(67)
Stock based compensation, net	280	172
Increase in cash surrender value of life insurance	(153)	(105)
Discount on retained portion of sold loans, net	(156)	(6)
Loss on sale of investment securities, net	70	—
Gain on sale of loans, net	—	(23)
Increase in accrued interest receivable and other assets	167	1,020
Decrease in accrued interest payable and other liabilities	(1,730)	(2,313)

Net cash from operating activities	(57)	1,425

Cash flows from investing activities:
Purchase of investment securities, net	(7,438)	—
Proceeds from principal payments on investment securities	1,641	1,652
Net increase in loans	(19,671)	(42,529)
Purchase of low income tax credit investments	(26)	(197)
Purchase of premises and equipment	(74)	(29)
Purchase of bank-owned life insurance policies	(815)	—

Net cash used in investing activities	(26,383)	(41,103)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	40,625	(3,079)
Proceeds from short term and overnight borrowings	12,000	25,000
Proceeds from exercised stock options	83	372

Net cash provided by financing activities	52,708	22,293

Increase (decrease) in cash and cash equivalents	26,268	(17,385)
Cash and cash equivalents, beginning of period	114,342	78,705

Cash and cash equivalents, end of period	$140,610	$61,320

Supplemental disclosure of cash flow information:
Transfer of SBA loans to held-for-sale from loan portfolio	$0	$146
Recording of right to use assets and operating lease liabilities	$4,079	$5,052
Cash paid during the year for:
Interest	$2,147	$1,509
Income taxes	$164	$710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Organization

California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”). The Bank conducts its business from its headquarters in Lafayette, California. The Company has 2 full service branches in California located in Contra Costa County and Santa Clara County and 3 loan production offices in California located in Alameda County, Contra Costa County, and Sacramento County.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2020.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Subsequent Events

Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at March 31, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

Reclassifications

Certain prior balances in the unaudited consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.

Earnings Per Share (“EPS”)

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the period. In determining the weighted average number of shares outstanding, vested restricted stock units are included. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of common shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and units, calculated using the treasury stock method.

	Three months ended
(Dollars in thousands, except per share data)	2020	2019
Net income available to common shareholders	$473	$1,868

Weighted average basic common shares outstanding	8,103,248	8,020,456
Add: dilutive potential common shares	66,650	82,087

Weighted average diluted common shares outstanding	8,169,898	8,102,543

Basic earnings per share	$0.06	$0.23

Diluted earnings per share	$0.06	$0.23

New Financial Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”) removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and clarifying and amending existing guidance to provide for more consistent application. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset which is an asset that represents the lessees’ right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessors accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new guidance also requires enhanced disclosure about an entity’s leasing arrangements. The Company adopted Topic 842 on January 1 2019, as required for public business entities. See Note 5 Commitments and Contingent Liabilities regarding the impact of this new accounting standard on the consolidated financial statements.

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

2. INVESTMENT SECURITIES

The following table summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2020:
Residential mortgage backed and government securities	$23,763	$760	$—	$24,523
Government agencies	2,987	4	—	2,991
Corporate bonds	7,009	—	(179)	6,830

Total available for sale securities	$33,759	$764	$(179)	$34,344

At December 31, 2019:
Residential mortgage backed and government securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Net unrealized gains on available for sale investment securities totaling $585,000 and $440,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at March 31, 2020 and December 31, 2019, respectively.

The Company purchased 3 securities for $15.1 million and sold 6 securities for total proceeds of $7.7 million during the three months ended March 31, 2020. The Company did not purchase or sell available for sale investment securities during the three months ended March 31, 2019.

The following table summarizes securities with unrealized losses at March 31, 2020 and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2020:
Residential mortgage backed and government securities	$—	$—	$—	$—	$—	$—
Government agencies	—	—	—	—	—	—
Corporate bonds	—	—	6,830	(179)	6,830	(179)

Total available for sale securities	$—	$—	$6,830	$(179)	$6,830	$(179)

At December 31, 2019:
Residential mortgage backed and government securities	$481	$5	$—	$—	$481	$5
Government agencies	1,598	—	—	—	1,598	—
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$2,079	$5	$—	$—	$2,079	$5

At March 31 2020, the Company’s investment security portfolio consisted of 18 securities, two of which were in an unrealized loss position at quarter end. Both securities were corporate securities and investment grade ratings.

Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2020.

At December 31, 2019, the Company’s investment security portfolio consisted of 21 securities, two of which were in an unrealized loss position at year end. One security was a government agency by the Small Business Administration. One security was Mortgage-Backed-Securities. Management believes that changes in the market value of its Mortgage-Backed-Securities since purchase are primarily attributable to changes in interest rates and relative illiquidity and not credit quality. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2019.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans as of March 31, 2020 and December 31, 2019 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	416,308	389,746
Real estate—construction and land	41,697	42,519
Real estate—other	496,765	502,929
Real estate—HELOC	995	982
Installment and other	13,180	13,476

Total loans, gross	968,945	949,652
Deferred loan origination costs, net	2,902	2,555
Allowance for loan losses	(11,565)	(11,075)

Total loans, net	960,282	941,132

The following table reflects gross loans by portfolio segment and the related impairment methodology as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land	Real Estate Other	Real Estate HELOC	Installment and Other	Total
As of March 31, 2020
Loans individually evaluated for impairment	$5,440	$—	$—	$—	$344	$5,784
Loans collectively evaluated for impairment	410,868	41,697	496,765	995	12,836	963,161

Total loans	$416,308	$41,697	$496,765	$995	$13,180	$968,945

As of December 31, 2019
Loans individually evaluated for impairment	$4,572	$—	$687	$—	$344	$5,603
Loans collectively evaluated for impairment	385,174	42,519	502,242	982	13,132	944,049

Total loans	$389,746	$42,519	$502,929	$982	$13,476	$949,652

The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment as of March 31, 2020 and March 31, 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land	Real Estate Other	Real Estate HELOC	Installment and Other	Total
Three months ended March 31, 2020
Beginning balance	$6,708	$1,022	$3,281	$6	$58	$11,075
Provision for loan losses	1,045	(292)	(620)	(1)	268	400
Charge-offs	—	—	—	—	—	—
Recoveries	90	—	—	—	—	90

Ending balance	$7,843	$730	$2,661	$5	$326	$11,565

Individually evaluated for impairment	$1,187	$—	$—	$—	$110	$1,297
Collectively evaluated for impairment	6,656	730	2,661	5	216	10,268

	$7,843	$730	$2,661	$5	$326	$11,565

Three months ended March 31, 2019
Beginning balance	$5,578	$1,493	$3,703	$16	$10	$10,800
Provision for loan losses	378	(373)	448	(6)	134	581
Charge-offs	—	—	—	—	(137)	(137)
Recoveries	6	—	—	—	—	6

Ending balance	$5,962	$1,120	$4,151	$10	$7	$11,250

Individually evaluated for impairment	$14	$—	$—	$—	$—	$14
Collectively evaluated for impairment	5,948	1,120	4,151	10	7	11,236

	$5,962	$1,120	$4,151	$10	$7	$11,250

The following table reflects the loan portfolio allocated by management’s internal risk ratings at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land	Real Estate Other	Real Estate HELOC	Installment and Other	Total
As of March 31, 2020
Grade:
Pass	$399,304	$39,919	$486,959	$995	$10,584	$937,761
Special Mention	7,254	—	5,188	—	1,495	13,937
Substandard	9,750	1,778	4,618	—	1,101	17,247

Total	$416,308	$41,697	$496,765	$995	$13,180	$968,945

As of December 31, 2019
Grade:
Pass	$378,327	$40,731	$494,314	$982	$11,382	$925,736
Special Mention	6,894	1,788	7,928	—	1,655	18,265
Substandard	4,525	—	687	—	439	5,651

Total	$389,746	$42,519	$502,929	$982	$13,476	$949,652

The following table reflects an aging analysis of the loan portfolio by the time past due at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of March 31, 2020
Commercial and industrial	$—	$—	$—	$2,306	$414,002	$416,308
Real estate:
Construction and land	—	—	—	—	41,697	41,697
Other	—	—	—	—	496,765	496,765
HELOC	—	—	—	—	995	995
Installment and other	—	—	—	344	12,836	13,180

Total loans, gross	$—	$—	$—	$2,650	$966,295	$968,945

As of December 31, 2019
Commercial and industrial	$—	$1,440	$—	$2,409	$385,897	$389,746
Real estate:
Construction and land	—	—	—	—	42,519	42,519
Other	—	—	—	—	502,929	502,929
HELOC	—	—	—	—	982	982
Installment and other	—	—	—	344	13,132	13,476

Total loans, gross	$—	$1,440	$—	$2,753	$945,459	$949,652

The following table reflects information related to impaired loans as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2020
With no related allowance recorded:
Commercial and industrial	$1,677	$1,685	$—	$1,728	$35
With an allowance recorded:
Commercial and industrial	$3,782	$5,682	$1,187	$5,715	$25
Installment and other	$356	$631	$110	$1,925	$—
Total:
Commercial and industrial	$5,459	$7,367	$650	$7,443	$60
Installment and other	$356	$631	$110	$1,925	$—

As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$1,847	$1,860	$—	$1,282	$68
Real estate- other	$689	$687	$—	$700	$52
Installment and other	$291	$294	$—	$1,723	$—
With an allowance recorded:
Commercial and industrial	$2,725	$4,623	$600	$4,620	$56
Installment and other	$41	$200	$50	$203	$15
Total:
Commercial and industrial	$4,572	$6,483	$600	$5,902	$124
Real estate- other	$689	$687	$—	$700	$52
Installment and other	$332	$494	$50	$1,926	$15

Interest forgone on nonaccrual loans totaled $82,000 and $89,000 for the three months ended March 31, 2020 and 2019, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months ended March 31, 2020 and 2019, respectively.

The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.

Trouble Debt Restructurings

At March 31, 2020, the Company had a recorded investment of $624,000 and had allocated specific reserves totaling $20,000 related to loans with terms that had been modified in troubled debt restructurings. At December 31, 2019, the Company had a recorded investment of $722,000 and had allocated specific reserves totaling $12,000 related to loans with terms that had been modified in troubled debt restructurings.

The Company had no commitments as of March 31, 2020 and December 31, 2019 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2020 and 2019.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2020 and 2019.

For additional information regarding the impact of COVID-19, see footnote 7

4. BORROWING ARRANGEMENTS

The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At March 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $205.1 million and $132.6 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $193.7 million and $127.3 million, respectively. There were no borrowings outstanding under this arrangement as of March 31, 2020 and December 31, 2019.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Bank’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At March 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $160.0 million and $105.0 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $188.8 million and $133.8 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%.

Under agreements with several correspondent banks, the Company can borrow up to $61.0 million. In a separate agreement, the Company can borrow up to $10.0 million or the total market value of securities pledged to a correspondent bank under a repurchase agreement. At March 31, 2020 and December 31, 2019 there were no investment securities pledged to the correspondent bank under this agreement. There were no borrowings outstanding under these arrangements at March 31, 2020 and December 31, 2019.

The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At March 31, 2020 and December 31, 2019, no borrowings were outstanding under this line of credit.

The Company entered into a three year borrowing arrangement with a correspondent back on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%.

The Company issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of Prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On March 31, 2020 and December 31, 2019 and 2018, the balances were $5.0 million and $5.0 million, net of issuance cost, respectively.

5. COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments with Off-Balance Sheet Risk

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

At March 31, 2020 and December 31, 2019, the Company had outstanding commitments for loans of approximately $343.0 million and $390.0 million, respectively. Unfunded loan commitment reserves totaled $185,000 and $185,000 at March 31, 2020 and December 31, 2019, respectively.

Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2020 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases.

(Dollars in thousands)	March 31, 2020
Operating lease cost (cost resulting form lease payments)	$621
Operating lease – operating cash flows (fixed payments)	$491
Operating lease – ROU assets	$9,867
Operating lease – liabilities	$12,119
Weighted average lease term – operating leases	4.8 years
Weighted average discount rate – operating leases	2.58%

The following table reflects the minimum commitments under these non-cancellable leases, before considering renewal options, as of March 31, 2020.

(Dollars in thousands)	March 31, 2020
2020	$1,914
2021	2,431
2022	2,441
2023	1,497
2024	1,456
Thereafter	3,291

Total undiscounted cash flows	13,030
Discount on cash flows	(911)

Total lease liability	$12,119

Rent expense included in premises and equipment expense totaled $622,000 and $389,000 for the three months ended March 31, 2020 and 2019, respectively.

Contingencies

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

For additional information regarding the impact of COVID-19, see footnote 7

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured financial institution deposits up to $250,000 are fully insured by the FDIC under the FDIC’s general deposit insurance rules.

At March 31, 2020, uninsured deposits at financial institutions were approximately $4.6 million. At December 31, 2019, uninsured deposits at financial institutions were approximately $4.0 million.

6. FAIR VALUE MEASUREMENTS

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 and December 31, 2019 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of March 31, 2020
Financial assets:
Cash and due from banks	$140,610	$140,610	$—	$—	$140,610
Securities available for sale	34,344	—	34,344	—	34,344
Loans, net	960,282	—	—	951,928	951,928
Accrued interest receivable	3,247	—	109	3,138	3,247
Financial liabilities:
Deposits	$1,028,861	$884,043	$145,310	$—	$1,029,353
Other borrowings	22,000	—	—	22,539	22,539
Subordinated debt	4,981	—	—	5,103	5,103
Accrued interest payable	376	—	300	76	376

As of December 31, 2019
Financial assets:
Cash and due from banks	$114,342	$114,342	$—	$—	$114,342
Securities available for sale	28,555	—	28,555	—	28,555
Loans, net	941,132	—	—	940,944	940,944
Accrued interest receivable	3,398	—	168	3,230	3,398
Financial liabilities:
Deposits	$988,236	$870,495	$121,136	$—	$991,631
Other borrowings	10,000	—	—	10,032	10,032
Subordinated debt	4,977	—	—	5,112	5,112
Accrued interest payable	400	—	326	74	400

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

Loans—Fair values of loans for March 31, 2020 and December 31, 2019 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

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

Senior Notes—Fair values for senior notes are estimated using a discounted cash flow calculation based on current rates for similar types of debt which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within the Level 3 classification.

Subordinated Debt—Fair values for subordinated debt are calculated based on its terms and were discounted to the date of the valuation to calculate the fair value on the debt. A market rate based on recent debt offering by peer bank was used to discount cash flow until reprice date and subsequently cash flow were discounted at Prime plus 2% for its security. These assumptions which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within the Level 3 classification.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2020
Investments available for sale:
Residential mortgage backed and government securities	$24,523	$—	$24,523	$—
Government agencies	2,991	—	2,991	—
Corporate bonds	6,830	—	6,830	—

Total assets measured at fair value on a recurring basis	$34,344	$—	$34,344	$—

As of December 31, 2019
Investments available for sale:
Residential mortgage backed and government securities	$20,722	$—	$20,722	$—
Government agencies	7,833	—	7,833	—
Corporate bonds	—	—	—	—

Total assets measured at fair value on a recurring basis	$28,555	$—	$28,555	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used.

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of March 31, 2020
Impaired loans—Commercial	$2,112	$—	$—	$2,112

Total assets measured at fair value on a non-recurring basis	$2,112	$—	$—	$2,112

As of December 31, 2019
Impaired loans—Commercial	$3,475	$—	$—	$3,475

Total assets measured at fair value on a non-recurring basis	$3,475	$—	$—	$3,475

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

7. BUSINESS IMPACT OF COVID-19

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.

Loan Portfolio

As a result of the novel coronavirus COVID-19, the Company has granted payment deferments through the date of this filing on over 400 loans with an aggregate outstanding balance of approximately $365.0 million and aggregate monthly principal and interest payments of approximately $3.7 million. The payment deferments have been granted initially for up to 90 days, and the Company will consider an additional 90 days based on the circumstances on both a macro and micro level at the time.

The Company is also participating in the SBA Paycheck Protection Program (PPP). Key Features of the PPP include:

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

•	Loans are guaranteed by the United States Treasury Department.

The Company has approved approximately 720 PPP loan applications from new and existing clients, totaling over $370.0 million.

The Company is not acting as an agent but will be receiving the full fee provided by the SBA for making these types of loans.

Goodwill

The company completed an impairment analysis of Goodwill as of March 31, 2020 and has determined there was no impairment.

As part of the Company’s assessment of goodwill impairment, management considered coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets represents an interim impairment indicator that will require continued evaluation. As a result, there is a reasonable possibility that goodwill impairment could occur in the near term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2020 and December 31, 2019 and our results of operations for the three months ended March 31, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

Forward Looking Statements

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, and our future plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2020.

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report as a result of new information, future events or otherwise, except as may otherwise be required by law.

Overview

California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”). The Bank conducts its business from its headquarters in Lafayette, California. The Company has 2 full service branches in California located in Contra Costa County and Santa Clara County and 3 loan production offices in California located in Alameda County, Contra Costa County, and Sacramento County.

Selected Financial Data

The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three months ended March 31, 2020 and 2019 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$12,303	$11,494
Interest expense	2,121	1,657

Net interest income	10,182	9,837
Provision for credit losses	400	581

Net interest income after provision for credit losses	9,782	9,256
Other income	1,290	863
Other expenses	10,407	7,615

Income before taxes	665	2,504
Income taxes	192	636

Net income	$473	$1,868

Per Share Data:
Basic earnings per share	$0.06	$0.23
Diluted earnings per share	$0.06	$0.23

Performance Measures:
Return on average assets	0.16%	0.76%
Return on average equity	1.45%	6.18%
Net interest margin	3.80%	4.26%
Efficiency ratio	90.72%	71.17%

(Dollars in thousands)	March 31, 2020	December 31, 2019
Balance Sheet Data:
Assets	$1,207,482	$1,152,034
Loans, net	$960,282	$941,132
Deposits	$1,028,861	$988,236
Shareholders’ equity	$131,193	$130,256

Asset Quality Data:
Allowance for loan losses / gross loans	1.19%	1.17%
Allowance for loan losses / nonperforming loans	436.42%	402.29%
Nonperforming assets / total assets	0.22%	0.24%
Nonperforming loans / gross loans	0.27%	0.29%

Capital Adequacy Measures (Bank):
Tier I leverage ratio	11.36%	10.44%
Tier I risk-based capital ratio	11.33%	10.38%
Total risk-based capital ratio	12.77%	11.79%

Critical Accounting Policies

Our unaudited consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K and in Note 1 to our unaudited financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19

The COVID-19 pandemic has caused a substantial disruption to the economy, as well as a heightened level of uncertainty about the scope and longevity of its impact. In response to the pandemic, we have implemented a multi-pronged approach to address the challenges caused by the effects of this pandemic. Our approach includes ensuring the safety of our employees and the communities that we serve and developing new and temporarily revised programs that are responsive to the needs of our loan and deposit customers. As we continue to closely monitor COVID-19 developments, we remain focused on our ability to navigate these challenging conditions and the underlying strength and stability of our Company. For information regarding the specific business impact to the Company regarding COVID-19, see Note 7 of the unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations:

Overview

For the three months ended March 31, 2020, net income was $473,000 compared to $1.9 million for the same period last year. The decrease of $1.4 million, or 75%, was primarily attributable to an increase in operating expenses of $2.8 million, or 37%, partially offset by an increase in in net interest income of $345,000, or 4%, an increase in non-interest income of $427,000 or 49%, and a reduction of income taxes of $444,000, or 70%.

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the quarter, as well as the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the three months ended March 31, 2020, was $10.2 million, an increase of $345,000, or 4% over $9.8 million for the same period in 2019. The increase in net interest income was primarily due to growth in average earning assets offset, in part, by lower average yields.

Average total interest-earning assets increased by $140.5 million, or 15% to $1.08 billion in the first quarter of 2020 from $936.9 million for the same period during 2019. For the three months ended March 31, 2020, growth in average deposits outpaced growth in average loans when compared to the same period of 2019 as the Company worked to strengthen liquidity. Average deposit balances for the three months ended March 31, 2020 grew $145.3 million, or 17%, from the quarter ended March 31, 2019, while average loans grew $93.0 million, or 11%, for the same period. As a result, the average loan to deposit ratio for the first quarter of 2020 was 95.2% down from 100.5% for the first quarter of 2019 and the yield on average earning assets decreased 39 basis points to 4.59% from 4.98%.

In addition, the average yield on total average gross loans in the three months ended March 31, 2020 was 4.98%, a decrease of 19 basis points compared to 5.17% in the same period one year earlier.

Of the $145.3 million increase in average total deposit balances year over year, $42.9 million was attributable to noninterest-bearing deposits and $102.4 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 1.28% during the quarter ended March 31, 2020 compared to 1.20% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances increased by 7 basis points to 0.80% in the first quarter of 2020 compared to 0.73% in the first quarter of 2019.

As a result, the net interest margin decreased by 46 basis points to 3.80% for the three months ended March 31, 2020, compared to 4.26% for the three months ended March 31, 2019.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2020 and 2019.

	Three months ended March 31,
(Dollars in thousands)	2020			2019
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$952,303	4.98%	$11,783	$859,326	5.17%	$10,954
Federal funds sold	96,834	1.37%	329	34,883	2.43%	209
Investment securities	28,294	2.72%	191	42,719	3.14%	331

Total interest earning assets	1,077,431	4.59%	12,303	936,928	4.98%	11,494

Noninterest-earning assets:
Cash and due from banks	21,729			17,124
All other assets (2)	68,643			41,310

TOTAL	$1,167,803			$995,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$23,747	0.12%	$7	$26,405	0.09%	$6
Money market and savings	476,493	1.19%	1,412	399,753	1.07%	1,053
Time	124,705	1.85%	575	96,382	2.04%	484
Other	15,070	3.39%	127	10,744	4.30%	114

Total interest-bearing liabilities	640,015	1.33%	2,121	533,284	1.26%	1,657

Noninterest-bearing liabilities:
Demand deposits	375,039			332,114
Accrued expenses and other liabilities	21,406			7,298
Shareholders’ equity	131,343			122,666

TOTAL	$1,167,803			$995,362

Net interest income and margin (3)		3.80%	$10,182		4.26%	$9,837

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees, of $294,000 and $386,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $11.1 million and $11.0 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2020 and 2019. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended March, 31 2020 vs. 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$1,022	$(193)	$829
Federal funds sold	218	(98)	120
Investment securities	(98)	(42)	(140)

Interest expense:
Deposits
Demand	(1)	2	1
Money market and savings	225	134	359
Time	136	(45)	91
Other borrowings	37	(24)	13

Net interest income	$745	$(400)	$345

Interest Income

Interest income increased by $809,000 in the first quarter of 2020 compared to the same period of 2019, primarily due to volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $829,000 in the first quarter of 2020 compared to the first quarter of 2019 was comprised of $1.0 million attributable to an approximate $93.0 million increase in average loans outstanding, offset by approximately $193,000 attributable to the decrease in the yield earned on loans to 4.98% from 5.17%.

Interest Expense

Interest expense increased by $464,000 in the first quarter of 2020 compared to the same period of 2019, primarily due to the effect of increased rates paid on interest-bearing deposits and the overall growth in the volume of average interest-bearing deposits and borrowings to fund earning asset growth. The average rate paid on interest-bearing liabilities in the first quarter of 2020 compared to the same period one year earlier increased 7 basis points to 1.33% from 1.26%.

Provision for Credit Losses

We made provisions for loan losses of $400,000 and $581,000 for the three months ended March 31, 2020 and 2019, respectively. We recorded net loan recoveries of $90,000 in the first quarter of 2020 compared to net charge-offs of $131,000 during the same period of 2019. The allowance for loan loss as a percent of outstanding loans was 1.19% at March 31, 2020 and 1.27% at March 31, 2019. The decrease in the reserve percentage reflects the impact of enhancements to our qualitative methodology and higher charge-off activity in 2019. See further discussion in “Financial Condition – Allowance for Loan Losses”

Noninterest Income

The following table reflects the major components of the Company’s noninterest income.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and other fees	$970	$625	$345	55%
Gain on sale of SBA loans	—	23	(23)	-100%
Earnings on BOLI	153	105	48	46%
Other	167	110	57	52%

Total noninterest income	$1,290	$863	$427	49%

Noninterest income grew by $427,000 or 49% in the first quarter of 2020, compared to the first quarter of 2019. The increase was primarily attributable to growth in service charges and other fees related to growth in noninterest-bearing deposits and loans as well as an increase in earnings from bank-owned life insurance and other miscellaneous income.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$6,477	$4,515	$1,962	43%
Premises and equipment	1,139	745	394	53%
Professional fees	955	358	597	167%
Data processing	526	419	107	26%
Other	1,310	1,578	(268)	-17%

Total noninterest expense	$10,407	$7,615	$2,792	37%

During the three months ended March 31, 2020, non-interest expenses increased by $2.8 million or 37% to $10.4 million compared to $7.6 million in the same period of 2019. Of this increase, $2.0 million was in net salaries and benefits expense. The increase in salaries and benefits was primarily the result of hiring key executive and staff positions to support the Company’s expansion initiatives and continued growth, as well as approximately $400,000 due to severance benefits related to the departure of an executive.

Operating expenses for the three months ended March 31, 2020 also included increases in professional and legal fees related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares of $597,000; occupancy and equipment from the expansion of facilities of $394,000; and data processing costs related to enhancement of treasury management systems of $107,000.

Provision for Income Taxes

Income tax expense was $192,000 for the first quarter of 2020 which compared to $636,000 for the same period one year earlier. The effective tax rates for those time periods were 28.9% and 25.4%, respectively.

Financial Condition:

Overview

Total assets of the Company were $1.21 billion as of March 31, 2020 compared to $1.15 billion as of December 31, 2019. The increase in assets was driven by an increase in both the loan portfolio and federal funds sold. Growth in assets was primarily funded by growth in deposits and other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $19.3 million or 2% from December 31, 2019 to March 31, 2020. The loan portfolio at March 31, 2020 was comprised of approximately 43% of commercial and industrial loans compared to 41% at December 31, 2019. In addition, commercial real estate loans comprised 55% of our loans at March 31, 2020 compared to 57% at December 31, 2019. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and their percentage distribution.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	416,308	389,746
Real estate - construction and land	41,697	42,519
Real estate - other	496,765	502,929
Real estate - HELOC	995	982
Installment and other	13,180	13,476

Total loans, gross	968,945	949,652
Deferred loan origination costs, net	2,902	2,555
Allowance for loan losses	(11,565)	(11,075)

Total loans, net	960,282	941,132

Commercial and industrial	43%	41%
Real estate - construction and land	4%	4%
Real estate - other	51%	53%
Real estate - HELOC	0%	0%
Installment and other	1%	1%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of March 31, 2020. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total	Loans With
(Dollars in thousands)					Fixed Rates (1)	Variable Rates
Commercial and industrial	$169,586	$86,299	$160,423	$416,308	$225,607	$190,701
Real estate - construction and land	27,976	5,262	8,459	41,697	8,485	33,212
Real estate - other	16,818	98,608	381,339	496,765	203,905	292,860
Real estate - HELOC	—	500	495	995	—	995
Installment and other	967	1,558	10,655	13,180	295	12,885

Total loans, gross	$215,347	$192,227	$561,371	$968,945	$438,292	$530,653

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at March 31, 2020. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.

The following table presents information regarding the Company’s nonperforming and restructured loans.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans	$2,650	$2,753
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	2,650	2,753
Foreclosed assets	—	—

Total nonperforming assets	$2,650	$2,753

Performing TDR’s	$624	$646

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level management believes is adequate to account for probable incurred credit losses in the loan portfolio as of the reporting date. We determine the allowance based on a quarterly evaluation of risk. That evaluation gives consideration to the nature of the loan portfolio, historical loss experience, known and inherent risks in the portfolio, the estimated value of any underlying collateral, adverse situations that may affect a borrower’s ability to repay, current economic and environmental conditions and risk assessments assigned to each loan as a result of our ongoing reviews of the loan portfolio. This process involves a considerable degree of judgment and subjectivity. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Our allowance is established through charges to the provision for loan losses. Loans, or portions of loans, deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance for loan losses. The allowance is decreased by the reversal of prior provisions when the total allowance balance is deemed excessive for the risks inherent in the portfolio. The allowance for loan losses balance is neither indicative of the specific amounts of future charge-offs that may occur, nor is it an indicator of any future loss trends.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction and Land	Real Estate Other	Real Estate HELOC	Installment and Other	Total
Three months ended March 31, 2020
Beginning balance	$6,708	$1,022	$3,281	$6	$58	$11,075
Provision for loan losses	1,045	(292)	(620)	(1)	268	400
Charge-offs	—	—	—	—	—	—
Recoveries	90	—	—	—	—	90

Ending balance	$7,843	$730	$2,661	$5	$326	$11,565

Three months ended March 31, 2019
Beginning balance	$5,578	$1,493	$3,703	$16	$10	$10,800
Provision for loan losses	378	(373)	448	(6)	134	581
Charge-offs	—	—	—	—	(137)	(137)
Recoveries	6	—	—	—	—	6

Ending balance	$5,962	$1,120	$4,151	$10	$7	$11,250

Our provision of $400,000 for the quarter ended March 31, 2020 reflects an increase to qualitative assessments from the potential impact of the COVID-19 pandemic as well as modest loan growth, offset by improvements in other qualitative assessments. As of March 31, 2020, our most direct potential exposure to the Covid-19 environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the Covid-19 environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants. The provision reflects a heavier allocation toward commercial and installment loans due to Covid-19 and less toward real estate segments.

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

At March 31, 2020 and December 31, 2019, we had no held-to-maturity investments.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2020:
Residential mortgage backed and government securities	$23,763	$760	$—	$24,523
Government agencies	2,987	4	—	2,991
Corporate bonds	7,009	—	(179)	6,830

Total available for sale securities	$33,759	$764	$(179)	$34,344

At December 31, 2019:
Residential mortgage backed and government securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At March 31, 2020, approximately 39% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at March 31, 2020 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 47% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at March 31, 2020, which provide our customers with interest and liquidity. Time deposits comprised the remaining 14% of our deposits at March 31, 2020.

Information concerning average balances and rates paid on deposits by deposit type for the past two fiscal years is contained in the Distribution, Yield and Rate Analysis of Net Income table located in the previous section titled “Results of Operations—Net Interest Income and Net Interest Margin”. The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At March 31, 2020:
Demand noninterest-bearing	$403,248	39%
Demand interest-bearing	21,083	2%
Money market and savings	459,712	45%
Time	144,818	14%

Total deposits	$1,028,861	100%

At December 31, 2019:
Demand noninterest-bearing	$387,267	39%
Demand interest-bearing	25,178	3%
Money market and savings	455,436	46%
Time	120,355	12%

Total deposits	$988,236	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20.0% of deposits were represented by the 10 largest depositors as of March 31, 2020. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2020, the capital conservation buffer was 2.50%.

At March 31, 2020, the Bank had a Tier 1 risk based capital ratio of 11.33%, a total capital to risk-weighted assets ratio of 12.77%, and a leverage ratio of 11.36%. At December 31, 2019, the Bank had a Tier 1 risk based capital ratio of 10.38%, a total capital to risk-weighted assets ratio of 11.79%, and a leverage ratio of 10.44%. During the first quarter of 2020, the Company entered into a borrowing arrangement for $12.0 million, the proceeds of which were infused into the Bank to support Tier 1 capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2020 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the identified material weakness regarding the precision of review in SEC filings and financial reporting, as of the end of the fiscal quarter covered by this Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to the need for improved precision in the review of aspects of our SEC filings and financial reporting. Specifically, we did not have effective processes and procedures in place (1) to formally document management’s review of our financial statements and footnotes included in our SEC filings to ensure timeliness and accuracy of filings; (2) to consistently use checklists regarding Generally Accepted Accounting Principles and SEC disclosure requirements as part of the SEC filing process to ensure that required disclosures are complete and accurate; (3) to identify subsequent events during an open subsequent period necessary to ensure proper disclosure; and (4) to develop, maintain and review on a regular basis a listing of related parties, as defined by SEC Regulation S-K. While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements, our management concluded there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis. The material weakness was initially identified during the preparation of our financial statements for the year ended December 31, 2019. Management is in the process of planning its remediation of this weakness, which is expected to primarily include the development and implementation of formalized procedures and controls. The remediation of this material weakness is therefore ongoing and may necessitate implementation of additional measures. The material weakness will only be considered remediated when these controls have been performing as designed for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to heightened regulatory compliance and legal risk. However, based on available information, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on our business, financial condition and results of operation.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on April 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

3.2	Amended and Restated Bylaws of California BanCorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

10.1	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 fo the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 fo the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: May 15, 2020	By:	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2020	By:	/s/ Thomas A. Sa
Thomas A. Sa
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)