Form 10-Q
period 2020-06-30
California BanCorp
filed 2020-08-14
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39242

CALIFORNIA BANCORP

(Exact name of registrant as specified in its charter)

California	82-1751097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Clay Street, Suite 500

Oakland, California 94612

(Address of principal executive offices)

(510) 457-3737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	CALB	NASDAQ Global Select Market
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)

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

Number of shares outstanding of the registrant’s common stock as of August 13, 2020: 8,133,457

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollar amounts in thousands)

	June 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$22,246	$19,579
Federal funds sold	485,823	94,763

Total cash and cash equivalents	508,069	114,342

Investment securities, available for sale	39,723	28,555
Loans, net of allowance for losses of $12,524 and $11,075 at June 30, 2020 and December 31, 2019, respectively	1,285,388	941,132
Premises and equipment, net	4,709	3,668
Bank owned life insurance (BOLI)	23,434	22,316
Goodwill and other intangible assets	7,575	7,595
Accrued interest receivable and other assets	41,528	34,426

Total assets	$1,910,426	$1,152,034

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Deposits
Non-interest bearing	$643,354	$387,267
Interest bearing	742,348	600,969

Total deposits	1,385,702	988,236

Other borrowings	364,703	10,000
Junior Subordinated debt securities	4,986	4,977
Accrued interest payable and other liabilities	21,370	18,565

Total liabilities	1,776,761	1,021,778

Commitments and Contingencies (Note 5)

Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,133,457 and 8,092,966 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	107,241	106,427
Retained earnings	25,541	23,518
Accumulated other comprehensive income, net of taxes	883	311

Total shareholders’ equity	133,665	130,256

Total liabilities and shareholders’ equity	$1,910,426	$1,152,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans	$12,466	$11,743	$24,248	$22,697
Federal funds sold	108	166	437	375
Investment securities	207	312	398	643

Total interest income	12,781	12,221	25,083	23,715

Interest expense
Deposits	1,521	1,641	3,515	3,184
Borrowings and subordinated debt	475	496	602	610

Total interest expense	1,996	2,137	4,117	3,794

Net interest income	10,785	10,084	20,966	19,921
Provision for credit losses	2,930	246	3,330	826

Net interest income after provision for credit losses	7,855	9,838	17,636	19,095

Non-interest income
Service charges and other fees	537	820	1,508	1,489
Gain on the sale of SBA loans	—	—	—	23
Other	240	156	560	327

Total non-interest income	777	976	2,068	1,839

Non-interest expense
Salaries and benefits	2,121	4,823	8,598	9,338
Premises and equipment	1,132	771	2,271	1,517
Other	3,187	1,788	5,978	4,143

Total non-interest expense	6,440	7,382	16,847	14,998

Income before provision for income taxes	2,192	3,432	2,857	5,936
Provision for income taxes	642	882	834	1,518

Net income	$1,550	$2,550	$2,023	$4,418

Earnings per common share
Basic	$0.19	$0.32	$0.25	$0.55

Diluted	$0.19	$0.31	$0.25	$0.54

Average common shares outstanding	8,127,911	8,046,635	8,115,575	8,033,613

Average common and equivalent shares outstanding	8,165,938	8,124,165	8,160,152	8,113,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$1,550	$2,550	$2,023	$4,418

Other comprehensive income
Unrealized gains on securities available for sale	669	261	743	496
Reclassification adjustment for realized loss on securities available for sale	—	—	70	—
Tax effect	(198)	(77)	(241)	(145)

Total other comprehensive income	471	184	572	351

Total comprehensive income	$2,021	$2,734	$2,595	$4,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2018	7,993,908	$104,561	$16,517	$1	$121,079

Stock awards issued and related compensation expense	12,638	172	—	—	172
Stock options exercised	40,008	372	—	—	372
Net income	—	—	1,868	—	1,868
Other comprehensive income	—	—	—	166	166

Balance at March 31, 2019	8,046,554	$105,105	$18,385	$167	$123,657

Stock awards issued and related compensation expense	—	229	—	—	229
Stock options exercised	660	20	—	—	20
Net income	—	—	2,550	—	2,550
Other comprehensive income	—	—	—	184	184

Balance at June 30, 2019	8,047,214	$105,354	$20,935	$351	$126,640

Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256

Stock awards issued and related compensation expense	25,215	413	—	—	413
Shares withheld to pay taxes on stock based compensation	(7,550)	(133)	—	—	(133)
Stock options exercised	11,217	83	—	—	83
Net income	—	—	473	—	473
Other comprehensive income	—	—	—	101	101

Balance at March 31, 2020	8,121,848	$106,790	$23,991	$412	$131,193

Stock awards issued and related compensation expense	1,428	314	—	—	314
Stock options exercised	10,181	137	—	—	137
Net income	—	—	1,550	—	1,550
Other comprehensive income	—	—	—	471	471

Balance at June 30, 2020	8,133,457	$107,241	$25,541	$883	$133,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,023	$4,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,330	826
Depreciation	646	362
Deferred loan fees/(costs), net	4,259	(7)
Accretion on discount of purchased loans, net	(136)	(157)
Stock based compensation, net	594	401
Increase in cash surrender value of life insurance	(296)	(208)
Discount on retained portion of sold loans, net	(166)	(19)
Loss on sale of investment securities, net	70	—
Gain on sale of loans, net	—	(23)
Increase in accrued interest receivable and other assets	(3,503)	3,197
Decrease in accrued interest payable and other liabilities	(282)	(6,414)

Net cash from operating activities	6,539	2,376

Cash flows from investing activities:
Purchase of investment securities, net	(14,004)	—
Proceeds from principal payments on investment securities	3,570	5,830
Net increase in loans	(351,545)	(65,343)
Purchase of low income tax credit investments	(714)	(524)
Purchase of premises and equipment	(1,687)	(50)
Purchase of bank-owned life insurance policies	(821)	(3,958)

Net cash used in investing activities	(365,201)	(64,045)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	397,466	7,967
Proceeds from short term and overnight borrowings	354,703	30,000
Proceeds from exercised stock options	220	392

Net cash provided by financing activities	752,389	38,359

Increase (decrease) in cash and cash equivalents	393,727	(23,310)
Cash and cash equivalents, beginning of period	114,342	78,705

Cash and cash equivalents, end of period	$508,069	$55,395

Supplemental disclosure of cash flow information:
Transfer of SBA loans to held-for-sale from loan portfolio	$—	$146
Recording of right to use assets and operating lease liabilities	$3,516	$6,351
Cash paid during the year for:
Interest	$4,114	$3,767
Income taxes	$164	$930

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2020.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Subsequent Events

Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at June 30, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

Reclassifications

Certain prior balances in the unaudited consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.

Additionally, we have modified how we disclose our loan segments to be purpose-based versus collateral-based (as previously disclosed) so that there is more transparency to our SBA loan portfolio which now consists largely of Paycheck Protection Program loans under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As a result, prior balances for both the current and prior year in the unaudited consolidated statements have been reclassified. These reclassifications had no effect on current or prior year net income, stockholders’ equity, total gross loan balances, or the overall balance of the allowance for credit losses.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$1,550	$2,550	$2,023	$4,418

Weighted average basic common shares outstanding	8,127,911	8,046,635	8,115,575	8,033,613
Add: dilutive potential common shares	38,027	77,530	44,577	79,571

Weighted average diluted common shares outstanding	8,165,938	8,124,165	8,160,152	8,113,184

Basic earnings per share	$0.19	$0.32	$0.25	$0.55

Diluted earnings per share	$0.19	$0.31	$0.25	$0.54

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

2. INVESTMENT SECURITIES

The following table summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2020 and December 31, 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At June 30, 2020:
Mortgage backed securities	$28,977	$1,009	$—	$29,986
Government agencies	2,470	—	(4)	2,466
Corporate bonds	7,021	250	—	7,271

Total available for sale securities	$38,468	$1,259	$(4)	$39,723

At December 31, 2019:
Mortgage backed securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Net unrealized gains on available for sale investment securities totaling $1.3 million and $440,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at June 30, 2020 and December 31, 2019, respectively.

The Company purchased 4 securities for $21.7 million and sold 6 securities for total proceeds of $7.7 million during the six months ended June 30, 2020. The Company did not purchase or sell available for sale investment securities during the six months ended June 30, 2019.

The following table summarizes securities with unrealized losses at June 30, 2020 and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At June 30, 2020:
Mortgage backed securities	$—	$—	$—	$—	$—	$—
Government agencies	2,466	(4)	—	—	2,466	(4)
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$2,466	$(4)	$—	$—	$2,466	$(4)

At December 31, 2019:
Mortgage backed securities	$481	$(5)	$—	$—	$481	$(5)
Government agencies	1,598	—	—	—	1,598	—
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$2,079	$(5)	$—	$—	$2,079	$(5)

At June 30, 2020 the Company’s investment security portfolio consisted of 18 securities, one of which (a government agency security issued by the Small Business Administration) was in an unrealized loss position at quarter end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2020.

At December 31, 2019, the Company’s investment security portfolio consisted of 21 securities, two of which were in an unrealized loss position at year end. One security was a government agency security issued by the Small Business Administration. One security was a Mortgage-Backed-Security. Management believes that changes in the market value of its Mortgage-Backed-Securities since purchase are primarily attributable to changes in interest rates and relative illiquidity and not credit quality. Because the Company does not intend to sell and unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2019.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans as of June 30, 2020 and December 31, 2019 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4). Additionally, SBA loans include loans funded under the Paycheck Protection Program as a result of the COVID-19 pandemic (see Note 7).

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial	365,881	389,746
Real estate - other	508,916	502,929
Real estate - construction and land	49,524	42,519
SBA	373,429	12,830
Other	1,731	1,628

Total loans, gross	1,299,481	949,652
Deferred loan origination (fees)/costs, net	(1,569)	2,555
Allowance for loan losses	(12,524)	(11,075)

Total loans, net	1,285,388	941,132

The following table reflects the loan portfolio allocated by management’s internal risk ratings at June 30, 2020 and December 31, 2019.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of June 30, 2020
Grade:
Pass	$351,053	$499,176	$47,746	$370,914	$1,731	$1,270,620
Special Mention	6,807	5,184	—	1,607	—	13,598
Substandard	8,021	4,556	1,778	908	—	15,263

Total	$365,881	$508,916	$49,524	$373,429	$1,731	$1,299,481

As of December 31, 2019
Grade:
Pass	$378,327	$494,314	$40,731	$10,736	$1,628	$925,736
Special Mention	6,894	7,928	1,788	1,655	—	18,265
Substandard	4,525	687	—	439	—	5,651

Total	$389,746	$502,929	$42,519	$12,830	$1,628	$949,652

The following table reflects an aging analysis of the loan portfolio by the time past due at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of June 30, 2020
Commercial and industrial	$1,190	$—	$—	$1,008	$363,683	$365,881
Real estate - other	—	—	—	—	508,916	508,916
Real estate - construction and land	—	—	—	—	49,524	49,524
SBA	—	—	—	235	373,194	373,429
Other	—	—	—	—	1,731	1,731

Total loans, gross	$1,190	$—	$—	$1,243	$1,297,048	$1,299,481

As of December 31, 2019
Commercial and industrial	$—	$1,440	$—	$2,409	$385,897	$389,746
Real estate - other	—	—	—	—	502,929	502,929
Real estate - construction and land	—	—	—	—	42,519	42,519
SBA	—	—	—	344	12,486	12,830
Other	—	—	—	—	1,628	1,628

Total loans, gross	$—	$1,440	$—	$2,753	$945,459	$949,652

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of June 30, 2020
Gross loans:
Loans individually evaluated for impairment	$3,254	$—	$—	$235	$—	$3,489
Loans collectively evaluated for impairment	362,627	508,916	49,524	373,194	1,731	1,295,992

Total gross loans	$365,881	$508,916	$49,524	$373,429	$1,731	$1,299,481

Allowance for loan losses:
Loans individually evaluated for impairment	$69	$—	$—	$—	$—	$69
Loans collectively evaluated for impairment	7,782	3,332	956	366	19	12,455

Total allowance for loan losses	$7,851	$3,332	$956	$366	$19	$12,524

As of December 31, 2019
Gross loans:
Loans individually evaluated for impairment	$4,572	$687	$—	$344	$—	$5,603
Loans collectively evaluated for impairment	385,174	502,242	42,519	12,486	1,628	944,049

Total loans	$389,746	$502,929	$42,519	$12,830	$1,628	$949,652

Allowance for loan losses:
Loans individually evaluated for impairment	$600	$—	$—	$50	$—	$650
Loans collectively evaluated for impairment	6,108	3,281	1,022	6	8	10,425

Total allowance for loan losses	$6,708	$3,281	$1,022	$6	$58	$11,075

The following table reflects information related to impaired loans as of June 30, 2020 and December 31, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
As of June 30, 2020
With no related allowance recorded:
Commercial and industrial	$1,008	$3,993	$—	$3,993	$10
SBA	$235	$480	$—	$1,921	$—

With an allowance recorded:
Commercial and industrial	$2,246	$2,246	$69	$2,249	$91

Total:
Commercial and industrial	$3,254	$6,239	$69	$6,242	$101
SBA	$235	$480	$—	$1,921	$—

As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$1,846	$1,860	$—	$1,282	$68
Real estate - other	$687	$687	$—	$700	$52
SBA	$294	$294	$—	$1,723	$—

With an allowance recorded:
Commercial and industrial	$2,726	$4,623	$600	$4,620	$56
SBA	$50	$200	$50	$203	$15

Total:
Commercial and industrial	$4,572	$6,483	$600	$5,902	$124
Real estate - other	$687	$687	$—	$700	$52
SBA	$344	$494	$50	$1,926	$15

The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and June 30, 2019.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended June 30, 2020
Beginning balance	$7,843	$2,661	$730	$321	$10	$11,565
Provision for loan losses	1,871	671	226	153	9	2,930
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	5	—	—	—	—	5

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Three months ended June 30, 2019
Beginning balance	$5,826	$4,099	$1,120	$188	$17	$11,250
Provision for loan losses	1,823	(1,411)	(175)	11	(2)	246
Charge-offs	—	—	—	—	—	—
Recoveries	5	—	—	—	—	5

Ending balance	$7,654	$2,688	$945	$199	$15	$11,501

Six months ended June 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	2,916	51	(66)	424	5	3,330
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	95	—	—	—	—	95

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Six months ended June 30, 2019
Beginning balance	$5,401	$3,677	$1,524	$172	$26	$10,800
Provision for loan losses	2,241	(989)	(579)	164	(12)	826
Charge-offs	—	—	—	(137)	—	(137)
Recoveries	12	—	—	—	—	12

Ending balance	$7,654	$2,688	$945	$199	$15	$11,501

Interest forgone on nonaccrual loans totaled $63,000 and $124,000 for the three months ended June 30, 2020 and 2019, respectively, and $145,000 and $213,000 for the six months ended June 30, 2020 and 2019, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months and six months ended June 30, 2020 and 2019, respectively.

The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.

Trouble Debt Restructurings

At June 30, 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings. At December 31, 2019, the Company had a recorded investment of $722,000 and had allocated specific reserves totaling $12,000 related to loans with terms that had been modified in troubled debt restructurings.

The Company had no commitments as of June 30, 2020 and December 31, 2019 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the six months ended June 30, 2020 and 2019.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and six months ended June 30, 2020 and 2019.

COVID-19

For additional information regarding the impact of COVID-19 on the loan portfolio, see Footnote 7.

4. BORROWING ARRANGEMENTS

The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At June 30, 2020, amounts pledged and available borrowing capacity under such limits were approximately $537.6 million and $450.1 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $193.7 million and $127.3 million, respectively. In April 2020, the Company secured a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) term borrowing for two years maturing in April 2022 at a fixed rate of 0.35%. There were no borrowings outstanding under this arrangement as of December 31, 2019.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Bank’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At June 30, 2020, amounts pledged and available borrowing capacity under such limits were approximately $170.0 million and $104.0 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $188.8 million and $133.8 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%.

Under agreements with several correspondent banks, the Company can borrow up to $61.0 million. In a separate agreement, the Company can borrow up to $10.0 million or the total market value of securities pledged to a correspondent bank under a repurchase agreement. At June 30, 2020 and December 31, 2019 there were no investment securities pledged to the correspondent bank under this agreement. There were no borrowings outstanding under these arrangements at June 30, 2020 and December 31, 2019.

The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At June 30, 2020 and December 31, 2019, no borrowings were outstanding under this line of credit.

The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%.

The Company issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of Prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On June 30, 2020 and December 31, 2019, the balances were $5.0 million and $5.0 million, net of issuance cost, respectively.

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

At June 30, 2020 and December 31, 2019, the Company had outstanding commitments for loans of approximately $422.5 million and $390.0 million, respectively. Unfunded loan commitment reserves totaled $255,000 and $185,000 at June 30, 2020 and December 31, 2019, respectively.

Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2020 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases.

June 30,
(Dollars in thousands)	2020
Operating lease cost (cost resulting form lease payments)	$1,241
Operating lease - operating cash flows (fixed payments)	$1,129
Operating lease - ROU assets	$9,326
Operating lease - liabilities	$11,556
Weighted average lease term - operating leases	3.7 years
Weighted average discount rate - operating leases	2.58%

The following table reflects the minimum commitments under these non-cancellable leases, before considering renewal options, as of June 30, 2020.

June 30,
(Dollars in thousands)	2020
2020	$1,277
2021	2,431
2022	2,441
2023	1,497
2024	1,456
Thereafter	3,291

Total undiscounted cash flows	12,393
Discount on cash flows	(837)

Total lease libility	$11,556

Rent expense included in premises and equipment expense totaled $615,000 and $412,000 for the three months ended June 30, 2020 and 2019, respectively. Rent expense included in premises and equipment expense totaled $1.2 million and $801,000 for the six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020, uninsured deposits at financial institutions were approximately $487.1 million. At December 31, 2019, uninsured deposits at financial institutions were approximately $4.0 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2020 and December 31, 2019 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of June 30, 2020
Financial assets:
Cash and due from banks	$508,069	$508,069	$—	$—	$508,069
Securities available for sale	39,723	—	39,723	—	39,723
Loans, net	1,285,388	—	—	1,288,088	1,288,088
Accrued interest receivable	7,379	—	106	7,273	7,379
Financial liabilities:
Deposits	$1,385,702	$1,221,207	$164,775	$—	$1,385,982
Other borrowings	364,703	—	—	364,703	364,703
Subordinated debt	4,986	—	—	5,063	5,063
Accrued interest payable	402	—	107	296	403

As of December 31, 2019
Financial assets:
Cash and due from banks	$114,342	$114,342	$—	$—	$114,342
Securities available for sale	28,555	—	28,555	—	28,555
Loans, net	941,132	—	—	940,944	940,944
Accrued interest receivable	3,398	—	168	3,230	3,398
Financial liabilities:
Deposits	$988,236	$870,495	$121,136	$—	$991,631
Other borrowings	10,000	—	—	10,032	10,032
Subordinated debt	4,977	—	—	5,112	5,112
Accrued interest payable	400	—	326	74	400

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

Loans—Fair values of loans for June 30, 2020 and December 31, 2019 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

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

Senior Notes—Fair values for senior notes are estimated using a discounted cash flow calculation based on current rates for similar types of debt which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within in the Level 3 classification.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2020
Investments available for sale:
Mortgage backed securities	$29,986	$—	$29,986	$—
Government agencies	2,466	—	2,466	—
Corporate bonds	7,271	—	7,271	—

Total assets measured at fair value on a recurring basis	$39,723	$—	$39,723	$—

As of December 31, 2019
Investments available for sale:
Mortgage backed securities	$20,722	$—	$20,722	$—
Government agencies	7,833	—	7,833	—
Corporate bonds	—	—	—	—

Total assets measured at fair value on a recurring basis	$28,555	$—	$28,555	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used.

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of March 31, 2020
Impaired loans - Commercial	$1,489	$—	$—	$1,489

Total assets measured at fair value on a non-recurring basis	$1,489	$—	$—	$1,489

As of December 31, 2019
Impaired loans - Commercial	$2,474	$—	$—	$2,474
Impaired loans - Real estate other	705			705
Impaired loans - SBA	296			296

Total assets measured at fair value on a non-recurring basis	$3,475	$—	$—	$3,475

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

7. BUSINESS IMPACT OF COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of June 30, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.

Investments

Management has analyzed the investment portfolio and determined that any impairment would be temporary based on the type of investments the company holds.

As part of the Company’s assessment of other-than-temporary-impairment (OTTI), management considered coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets represents an interim impairment indicator that will require continued evaluation. As a result, there is a reasonable possibility that OTTI could occur in the near term.

Loan Portfolio

The Company has taken measures to both support customers affected by the pandemic and to maintain strong asset quality, including implementing a broad-based risk management strategy to manage credit segments on a real-time basis, and monitoring portfolio risk and related mitigation strategies also by segment.

In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as well as the revised interagency guidance issued in April 2020, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)”, banks have been provided the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings (“TDRs”) for a limited time to account for the effects of COVID-19. As a result, the Company will not be recognizing eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to June 30, 2020 and has concluded there are no matters that would require recognition in the accompanying unaudited consolidated financial statements.

Proactive Deferral Program:

As a result of the novel coronavirus COVID-19, the Company has granted payment deferments through the date of this filing on approximately 385 loans with an aggregate outstanding balance of approximately $323.9 million and aggregate monthly principal and interest payments of approximately $3.7 million. The payment deferments were granted initially for up to 90 days, and the Company will consider an additional 90 days based on the circumstances on both a macro and micro level at the time. As of the date of this filing, the Company has received payments on approximately 255 of the deferred loans, representing an aggregate outstanding principal balance of $216.6 million as they came off of deferral status.

Paycheck Protection Program (PPP):

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

•	Loans are guaranteed by the United States Treasury Department

The Company processed 100% of the approximately 720 applications received and all of the eligible applications that were submitted to the SBA received approval. At June 30, 2020, the balance of the loans funded under the PPP was $361.6 million.

The following table reflects the concentration of loans funded through the Paycheck Protection Program Liquidity Facility (PPPLF) as of June 30, 2020.

	Number of	Principal	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)	Loans	Balance	PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	282	$42.8	39%	14%	12%	3%
Contractors	113	136.8	16%	6%	38%	11%
Other	325	182.0	45%	15%	50%	14%

Total	720	$361.6	100%	35%	100%	28%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.

Impact of Response to COVID-19 Pandemic

Specific impacts of the Covid-19 macroeconomic environment on our operating results for the second quarter of 2020 include the following:

•

Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $1.3 million during the second quarter, including the impact of amortization of deferred fees and origination costs.

•	The Company received $9.1 million in fees related to the origination of PPP loans. Recognition of the fees was deferred at origination and will be recognized over the 24 month term of the loans.

•

Operating expenses were reduced by approximately $4.2 million of deferred loan origination costs. Of this amount, $2.5 million related to PPP loans and is being amortized over the remaining term of the PPP loans and $1.7 million related to loan modifications and is being amortized over the remaining term of the modified loans.

•

The continued uncertainty regarding the severity and duration of the pandemic and related economic effects considered in our qualitative assessment of the allowance for loan losses resulted in an increase in provision of approximately $1.9 million.

Goodwill

The Company completed an impairment analysis of goodwill as of June 30, 2020 and determined there was no impairment.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).

As part of the Company’s qualitative assessment of goodwill impairment, management considered the triggering event of coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets, including our market capitalization, represents an interim impairment indicator that will require continued evaluation. However, we do not believe that it is more likely than not that a goodwill impairment exists as of June 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2020 and December 31, 2019 and our results of operations for the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

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

In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2020.

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

Selected Financial Data

The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2020 and 2019 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended June 30,
(Dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$12,781	$12,221
Interest expense	1,996	2,137

Net interest income	10,785	10,084
Provision for credit losses	2,930	246

Net interest income after provision for credit losses	7,855	9,838
Other income	777	976
Other expenses	6,440	7,382

Income before taxes	2,192	3,432
Income taxes	642	882

Net income	$1,550	$2,550

Per Share Data:
Basic earnings per share	$0.19	$0.32
Diluted earnings per share	$0.19	$0.31

Performance Measures:
Return on average assets	0.35%	0.98%
Return on average tangible equity	4.95%	8.67%
Net interest margin	2.59%	4.18%
Efficiency ratio	55.70%	66.75%

	Six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$25,083	$23,715
Interest expense	4,117	3,794

Net interest income	20,966	19,921
Provision for credit losses	3,330	826

Net interest income after provision for credit losses	17,636	19,095
Other income	2,068	1,839
Other expenses	16,847	14,998

Income before taxes	2,857	5,936
Income taxes	834	1,518

Net income	$2,023	$4,418

Per Share Data:
Basic earnings per share	$0.25	$0.55
Diluted earnings per share	$0.25	$0.54

Performance Measures:
Return on average assets	0.55%	0.88%
Return on average tangible equity	6.50%	7.65%
Net interest margin	3.06%	4.22%
Efficiency ratio	73.14%	68.92%

(Dollars in thousands)	June 30, 2020	December 31, 2019
Balance Sheet Data:
Assets	$1,910,426	$1,152,034
Loans, net	$1,285,388	$941,132
Deposits	$1,385,702	$988,236
Shareholders’ equity	$133,665	$130,256

Asset Quality Data:
Allowance for loan losses / gross loans	0.96%	1.17%
Allowance for loan losses / nonperforming loans	1007.56%	402.29%
Nonperforming assets / total assets	0.07%	0.24%
Nonperforming loans / gross loans	0.10%	0.29%

Capital Adequacy Measures (Bank):
Tier I leverage ratio	8.68%	10.44%
Tier I risk-based capital ratio	12.03%	10.38%
Total risk-based capital ratio	13.63%	11.79%

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

Results of Operations – Three Months Ended June 30, 2020 and 2019:

Overview

For the three months ended June 30, 2020, net income was $1.6 million compared to $2.6 million for the same period last year. The decrease of $1.0 million, or 39%, was primarily attributable to an increase in the provision for credit losses of $2.7 million, or 1091%, partially offset by a decrease in in other expenses of $942,000, or 13%, and an increase in net interest income of $701,000 or 7%.

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the three months ended June 30, 2020, was $10.8 million, an increase of $701,000, or 7% over $10.1 million for the same period in 2019. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization of fees collected on PPP loans, offset by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity. In addition to the impact of PPP, the increase in net interest income was due to growth in average earning assets.

Average total interest-earning assets increased by $707.6 million, or 73% to $1.68 billion in the second quarter of 2020 from $967.8 million for the same period during 2019. For the three months ended June 30, 2020, growth in average deposits outpaced growth in average loans when compared to the same period of 2019 as the Company worked to strengthen liquidity. Average deposit balances for the three months ended June 30, 2020 grew $479.0 million, or 57%, from the quarter ended June 30, 2019, while average loans grew $333.3 million, or 37%, for the same period. As a result, the average loan to deposit ratio for the second quarter of 2020 was 93.6% down from 107.4% for the second quarter of 2019 and the yield on average earning assets decreased 199 basis points to 3.07% from 5.06%.

In addition, the average yield on total average gross loans in the three months ended June 30, 2020 was 4.06%, a decrease of 117 basis points compared to 5.23% in the same period one year earlier.

Of the $478.9 million increase in average total deposit balances year over year, $280.0 million was attributable to noninterest-bearing deposits and $198.9 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.86% during the quarter ended June 30, 2020 compared to 1.28% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 33 basis points to 0.46% in the second quarter of 2020 compared to 0.79% in the second quarter of 2019.

As a result, the net interest margin decreased by 159 basis points to 2.59% for the three months ended June 30, 2020, compared to 4.18% for the three months ended June 30, 2019.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended June 30, 2020 and 2019.

	Three months ended June 30,
(Dollars in thousands)	2020			2019
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,233,488	4.06%	$12,466	$900,183	5.23%	$11,743
Federal funds sold	408,879	0.11%	108	27,796	2.40%	166
Investment securities	33,015	2.52%	207	39,817	3.14%	312

Total interest earning assets	1,675,382	3.07%	12,781	967,796	5.06%	12,221

Noninterest-earning assets:
Cash and due from banks	21,118			17,623
All other assets (2)	67,138			54,766

TOTAL	$1,763,638			$1,040,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$25,857	0.11%	$7	$24,586	0.08%	$5
Money market and savings	525,586	0.82%	1,075	393,367	1.15%	1,132
Time	162,293	1.09%	439	96,814	2.09%	504
Other	292,239	0.65%	475	66,095	3.01%	496

Total interest-bearing liabilities	1,005,975	0.80%	1,996	580,862	1.49%	2,137

Noninterest-bearing liabilities:
Demand deposits	603,288			323,337
Accrued expenses and other liabilities	21,027			10,476
Shareholders’ equity	133,348			125,510

TOTAL	$1,763,638			$1,040,185

Net interest income and margin (3)		2.59%	$10,785		4.18%	$10,084

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees/(costs), net of deferred loan fees, of $414,000 and $ (294,000), respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $ 12.2 million and $ 11.4 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2020 and 2019. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended June 30,
	2020 vs . 2019
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,162	$(439)	$723
Federal funds sold	101	(159)	(58)
Investment securities	(43)	(62)	(105)
Interest expense:
Deposits
Demand	—	2	2
Money market and savings	266	(323)	(57)
Time	170	(235)	(65)
Other borrowings	367	(388)	(21)

Net interest income	$417	$284	$701

Interest Income

Interest income increased by $560,000 in the second quarter of 2020 compared to the same period of 2019, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $723,000 in the second quarter of 2020 compared to the second quarter of 2019 was comprised of $1.2 million attributable to an approximate $333.3 million increase in average loans outstanding, offset by approximately $439,000 attributable to the decrease in the yield earned on loans to 4.06% from 5.23%.

Interest Expense

Interest expense decreased by $141,000 in the second quarter of 2020 compared to the same period of 2019, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in the second quarter of 2020 compared to the same period one year earlier decreased 69 basis points to 0.80% from 1.49%.

Provision for Credit Losses

We made provisions for loan losses of $2.9 million and $246,000 for the three months ended June 30, 2020 and 2019, respectively. We recorded net loan charge-offs of $2.0 million in the second quarter of 2020 compared to net recoveries of $5,000 during the same period of 2019. During the second quarter of 2020, the Company charged-off a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for loan loss as a percent of outstanding loans was 0.96% at June 30, 2020 and 1.26% at June 30, 2019. The decrease in the reserve percentage reflects the impact of PPP loans which are guaranteed by the SBA. The reserve percentage excluding PPP loans was 1.35%. See further discussion in “Financial Condition – Allowance for Loan Losses”

Noninterest Income

The following table reflects the major components of the Company’s noninterest income.

	Three Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and other fees	$537	$820	$(283)	-35%
Gain on sale of SBA loans	—	—	—	0%
Earnings on BOLI	143	103	40	39%
Other	97	53	44	83%

Total noninterest income	$777	$976	$(199)	-20%

Noninterest income decreased by $199,000 or 20% in the second quarter of 2020, compared to the second quarter of 2019. The decrease was primarily attributable to a decline in loan related fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense.

	Three Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$2,121	$4,823	$(2,702)	-56%
Premises and equipment	1,132	771	361	47%
Professional fees	1,267	290	977	337%
Data processing	536	418	118	28%
Other	1,384	1,080	304	28%

Total noninterest expense	$6,440	$7,382	$(942)	-13%

During the three months ended June 30, 2020, non-interest expenses decreased by $942,000 or 13% to $6.4 million compared to $7.4 million in the same period of 2019. Of this decrease, $2.7 million was in net salaries and benefits expense. The decrease in salaries and benefits was primarily the result of deferred origination costs of approximately $4.2 million for deferred loan origination costs. Of this amount, $2.5 million related to PPP loans and is being amortized over the remaining term of the PPP loans and $1.7 million related to loan modifications and is being amortized over the remaining term of the modified loans.

Operating expenses for the three months ended June 30, 2020 also included increases in professional and legal fees related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares, and occupancy and equipment from the expansion of facilities.

Provision for Income Taxes

Income tax expense was $642,000 for the second quarter of 2020 which compared to $882,000 for the same period one year earlier. The effective tax rates for those time periods were 29.3% and 25.7%, respectively.

Results of Operations – Six Months Ended June 30, 2020 and 2019:

Overview

For the six months ended June 30, 2020, net income was $2.0 million compared to $4.4 million for the same period last year. The decrease of $2.4 million, or 54%, was primarily attributable to an increase in the provision for credit losses of $2.5 million, or 303%.

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the six months ended June 30, 2020, was $21.0 million, an increase of $1.0 million, or 5% over $20.0 million for the same period in 2019. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization of fees collected on PPP loans, offset by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity. In addition to the impact of PPP, the increase in net interest income was due to growth in average earning assets.

Average total interest-earning assets increased by $427.3 million, or 45% to $1.38 billion in the six months ended June 30, 2020 from $952.5 million for the same period during 2019. For the six months ended June 30, 2020, growth in average deposits outpaced growth in average loans when compared to the same period of 2019 as the Company worked to strengthen liquidity. Average deposit balances for the six months ended June 30, 2020 grew $311.1 million, or 37%, from the six months ended June 30, 2019, while average loans grew $213.0 million, or 24%, for the same period. As a result, the average loan to deposit ratio for the first six months of 2020 was 94.3% down from 103.8% for the same time period of 2019 and the yield on average earning assets decreased 136 basis points to 3.66% from 5.02%.

In addition, the average yield on total average gross loans in the six months ended June 30, 2020 was 4.46%, a decrease of 74 basis points compared to 5.20% in the same period one year earlier.

Of the $311.1 million increase in average total deposit balances year over year, $160.4 million was attributable to noninterest-bearing deposits and $150.7 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 1.06% during the six months ended June 30, 2020 compared to 1.24% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 15 basis points to 0.61% in the first six months of 2020 compared to 0.76% in the in the same period of 2019.

As a result, the net interest margin decreased by 116 basis points to 3.06% for the six months ended June 30, 2020, compared to 4.22% for the six months ended June 30, 2019.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
(Dollars in thousands)	2020			2019
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,092,895	4.46%	$24,248	$879,910	5.20%	$22,697
Federal funds sold	256,258	0.34%	437	31,320	2.41%	375
Investment securities	30,655	2.61%	398	41,260	3.14%	643

Total interest earning assets	1,379,808	3.66%	25,083	952,490	5.02%	23,715

Noninterest-earning assets:
Cash and due from banks	14,952			17,674
All other assets (2)	69,098			47,734

TOTAL	$1,463,858			$1,017,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$24,802	0.11%	$14	$25,490	0.09%	$11
Money market and savings	501,039	1.00%	2,486	396,543	1.11%	2,186
Time	143,499	1.42%	1,015	96,599	2.06%	987
Other	153,741	0.79%	602	38,573	3.19%	610

Total interest-bearing liabilities	823,081	1.01%	4,117	557,205	1.37%	3,794

Noninterest-bearing liabilities:
Demand deposits	489,289			328,884
Accrued expenses and other liabilities	19,142			7,713
Shareholders’ equity	132,346			124,096

TOTAL	$1,463,858			$1,017,898

Net interest income and margin (3)		3.06%	$20,966		4.22%	$19,921

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees/(cost), of $121,000 and $(612,000), respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $11.7 million and $11.2 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2020 and 2019. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six Months Ended June 30,
	2020 vs . 2019
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,229	$(678)	$1,551
Federal funds sold	383	(321)	62
Investment securities	(138)	(107)	(245)

Interest expense:
Deposits
Demand	—	3	3
Money market and savings	515	(215)	300
Time	316	(288)	28
Other borrowings	450	(458)	(8)

Net interest income	$1,193	$(148)	$1,045

Interest Income

Interest income increased by $1.4 million in the first six months of 2020 compared to the same period of 2019, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $1.6 million in the first six months of 2020 compared to the same period of 2019 was comprised of $2.2 million attributable to an approximate $212.3 million increase in average loans outstanding, offset by approximately $678,000 attributable to the decrease in the yield earned on loans to 4.46% from 5.20%.

Interest Expense

Interest expense increased by $323,000 in the first six months of 2020 compared to the same period of 2019, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in the second quarter of 2020 compared to the same period one year earlier decreased 36 basis points to 1.01% from 1.37%.

Provision for Credit Losses

We made provisions for loan losses of $3.3 million and $826,000 for the six months ended June 30, 2020 and 2019, respectively. We recorded net loan charge-offs of $1.9 million in the first six months of 2020 compared to net loan charge-offs of $126,000 during the same period of 2019. During the second quarter of 2020, the company charged-off a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for loan loss as a percent of outstanding loans was 0.96% at June 30, 2020 and 1.26% at June 30, 2019. The decrease in the reserve percentage reflects the impact of PPP loans which are guaranteed by the SBA. The reserve percentage excluding PPP loans was 1.35%. See further discussion in “Financial Condition – Allowance for Loan Losses”

Noninterest Income

The following table reflects the major components of the Company’s noninterest income.

	Six Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and other fees	$1,508	$1,489	$19	1%
Gain on sale of SBA loans	—	23	(23)	(100)%
Earnings on BOLI	296	208	88	42%
Other	264	119	145	122%

Total noninterest income	$2,068	$1,839	$229	12%

Noninterest income increased by $229,000 or 12% in the first six months of 2020, compared to the same period of 2019. The increase was primarily attributable to an increase in loan related fees and other ancillary fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense.

	Six Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$8,598	$9,338	$(740)	-8%
Premises and equipment	2,271	1,517	754	50%
Professional fees	2,222	648	1,574	243%
Data processing	1,062	837	225	27%
Other	2,694	2,658	36	1%

Total noninterest expense	$16,847	$14,998	$1,849	12%

During the six months ended June 30, 2020, non-interest expenses increased by $1.8 million or 12% to $16.8 million compared to $15.0 million in the same period of 2019.

Operating expenses for the six months ended June 30, 2020 included increases in professional and legal fees related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares, and occupancy and equipment from the expansion of facilities.

Provision for Income Taxes

Income tax expense was $834,000 for the second quarter of 2020 which compared to $1.5 million for the same period one year earlier. The effective tax rates for those time periods were 29.2% and 25.6%, respectively.

Financial Condition:

Overview

Total assets of the Company were $1.91 billion as of June 30, 2020 compared to $1.15 billion as of December 31, 2019. The increase in assets was driven by an increase in both the loan portfolio and federal funds sold. Growth in assets was primarily funded by growth in deposits and other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $349.8 million or 37% from December 31, 2019 to June 30, 2020, primarily due to the loans funded under the PPP which were primarily classified as SBA loans. The loan portfolio at June 30, 2020 was comprised of approximately 28% of commercial and industrial loans compared to 41% at December 31, 2019. In addition, commercial real estate loans comprised 43% of our loans at June 30, 2020 compared to 57% at December 31, 2019. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and their percentage distribution.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial	365,881	389,746
Real estate - other	508,916	502,929
Real estate - construction and land	49,524	42,519
SBA	373,429	12,830
Other	1,731	1,628

Total loans, gross	1,299,481	949,652
Deferred loan origination (fees)/costs, net	(1,569)	2,555
Allowance for loan losses	(12,524)	(11,075)

Total loans, net	1,285,388	941,132

Commercial and industrial	28%	41%
Real estate - other	39%	53%
Real estate - construction and land	4%	4%
SBA	29%	1%
Other	0%	0%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of June 30, 2020. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One
	Due in	Year But			Loans With
	One Year	Less Than	Over		Fixed	Variable
(Dollars in thousands)	Or Less	Five Years	Five Years	Total	Rates (1)	Rates
Commercial and industrial	$110,017	$95,735	$160,129	$365,881	$220,746	$145,135
Real estate - construction and land	32,264	7,544	9,716	49,524	9,705	39,819
Real estate - other	22,996	106,129	379,791	508,916	210,138	298,778
SBA	103	362,906	10,420	373,429	361,845	11,584
Other	162	1,170	399	1,731	—	1,731

Total loans, gross	$165,542	$573,484	$560,455	$1,299,481	$802,434	$497,047

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at June 30, 2020. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.

The following table presents information regarding the Company’s nonperforming and restructured loans.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$1,243	$2,753
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	1,243	2,753
Foreclosed assets	—	—

Total nonperforming assets	$1,243	$2,753

Performing TDR’s	$—	$646

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended June 30, 2020
Beginning balance	$7,843	$2,661	$730	$321	$10	$11,565
Provision for loan losses	1,871	671	226	153	9	2,930
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	5	—	—	—	—	5

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Three months ended June 30, 2019
Beginning balance	$5,826	$4,099	$1,120	$188	$17	$11,250
Provision for loan losses	1,823	(1,411)	(175)	11	(2)	246
Charge-offs	—	—	—	—	—	—
Recoveries	5	—	—	—	—	5

Ending balance	$7,654	$2,688	$945	$199	$15	$11,501

Six months ended June 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	2,916	51	(66)	424	5	3,330
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	95	—	—	—	—	95

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Six months ended June 30, 2019
Beginning balance	$5,401	$3,677	$1,524	$172	$26	$10,800
Provision for loan losses	2,241	(989)	(579)	164	(11)	826
Charge-offs	—	—	—	(137)	—	(137)
Recoveries	12	—	—	—	—	12

Ending balance	$7,654	$2,688	$945	$199	$15	$11,501

Our provision of $2.9 million and $3.3 million for the quarter and six months ended June 30, 2020 reflects an increase to qualitative assessments from the potential impact of the COVID-19 pandemic as well as modest loan growth, offset by improvements in other qualitative assessments. As of June 30, 2020, our most direct potential exposure to the Covid-19 environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the Covid-19 environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants. The provision reflects a heavier allocation toward commercial and installment loans due to Covid-19 and less toward real estate segments.

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

At June 30, 2020 and December 31, 2019, we had no held-to-maturity investments.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of June 30, 2020 and December 31, 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At June 30, 2020:
Mortgage backed securities	$28,977	$1,009	$—	$29,986
Government agencies	2,470	—	(4)	2,466
Corporate bonds	7,021	250	—	7,271

Total available for sale securities	$38,468	$1,259	$(4)	$39,723

At December 31, 2019:
Mortgage backed securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At June 30, 2020, approximately 46% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at June 30, 2020 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 42% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at June 30, 2020, which provide our customers with interest and liquidity. Time deposits comprised the remaining 12% of our deposits at June 30, 2020.

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

(Dollars in thousands)	Balance	% of Total
At June 30, 2020:
Demand noninterest-bearing	$643,354	46%
Demand interest-bearing	28,769	2%
Money market and savings	549,084	40%
Time	164,495	12%

Total deposits	$1,385,702	100%

At December 31, 2019:
Demand noninterest-bearing	$387,267	39%
Demand interest-bearing	25,178	3%
Money market and savings	455,436	46%
Time	120,355	12%

Total deposits	$988,236	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20% of deposits were represented by the 10 largest depositors as of June 30, 2020. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2020, the capital conservation buffer was 2.50%.

At June 30, 2020, the Bank had a Tier 1 risk based capital ratio of 12.03%, a total capital to risk-weighted assets ratio of 13.63%, and a leverage ratio of 8.68%. At December 31, 2019, the Bank had a Tier 1 risk based capital ratio of 10.38%, a total capital to risk-weighted assets ratio of 11.79%, and a leverage ratio of 10.44%. During the first quarter of 2020, the Company entered into a borrowing arrangement with a correspondent bank for $12.0 million, the proceeds of which were infused into the Bank to support Tier I capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2020 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the identified material weakness regarding the precision of review in SEC filings and financial reporting, as of the end of the fiscal quarter covered by this Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

3.2	Amended and Restated Bylaws of California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

10.1	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa (incorporated be reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: August 14, 2020	By:	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Thomas A. Sa
Thomas A. Sa
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)