Form 10-Q
period 2020-09-30
California BanCorp
filed 2020-11-13
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares outstanding of the registrant’s common stock as of November 8, 2020: 8,149,678

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollar amounts in thousands)

	September 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$23,339	$19,579
Federal funds sold	480,555	94,763

Total cash and cash equivalents	503,894	114,342

Investment securities, available for sale	50,906	28,555
Loans, net of allowance for losses of $13,385 and $11,075 at September 30, 2020 and December 31, 2019, respectively	1,340,725	941,132
Premises and equipment, net	5,933	3,668
Bank owned life insurance (BOLI)	23,577	22,316
Goodwill and other intangible assets	7,564	7,595
Accrued interest receivable and other assets	40,152	34,426

Total assets	$1,972,751	$1,152,034

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Deposits
Non-interest bearing	$633,726	$387,267
Interest bearing	803,506	600,969

Total deposits	1,437,232	988,236

Other borrowings	352,703	10,000
Junior Subordinated debt securities	24,990	4,977
Accrued interest payable and other liabilities	23,231	18,565

Total liabilities	1,838,156	1,021,778

Commitments and Contingencies (Note 5)

Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,149,678 and 8,092,966 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	107,776	106,427
Retained earnings	26,036	23,518
Accumulated other comprehensive income, net of taxes	783	311

Total shareholders’ equity	134,595	130,256

Total liabilities and shareholders’ equity	$1,972,751	$1,152,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans	$12,849	$12,087	$37,096	$34,784
Federal funds sold	117	180	554	556
Investment securities	222	290	621	933

Total interest income	13,188	12,557	38,271	36,273

Interest expense
Deposits	1,467	1,928	4,981	5,112
Borrowings and subordinated debt	533	196	1,136	806

Total interest expense	2,000	2,124	6,117	5,918

Net interest income	11,188	10,433	32,154	30,355
Provision for credit losses	850	500	4,180	1,326

Net interest income after provision for credit losses	10,338	9,933	27,974	29,029

Non-interest income
Service charges and other fees	779	762	2,287	2,151
Gain on the sale of SBA loans	—	212	—	235
Other	249	287	809	714

Total non-interest income	1,028	1,261	3,096	3,100

Non-interest expense
Salaries and benefits	6,452	5,567	15,051	14,905
Premises and equipment	1,359	826	3,630	2,343
Professional fees	634	396	3,013	1,703
Data processing	734	525	1,796	1,365
Other	1,366	1,085	3,903	3,081

Total non-interest expense	10,545	8,399	27,393	23,397

Income before provision for income taxes	821	2,795	3,677	8,732
Provision for income taxes	326	791	1,159	2,310

Net income	$495	$2,004	$2,518	$6,422

Earnings per common share
Basic	$0.06	$0.25	$0.31	$0.80

Diluted	$0.06	$0.25	$0.31	$0.79

Average common shares outstanding	8,141,807	8,051,729	8,124,387	8,040,196

Average common and equivalent shares outstanding	8,169,334	8,135,337	8,159,521	8,120,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$495	$2,004	$2,518	$6,422

Other comprehensive income
Unrealized (losses) gains on securities available for sale	(143)	4	602	501
Reclassification adjustment for realized loss on securities available for sale	—	—	70	—
Tax effect	43	(1)	(200)	(148)

Total other comprehensive (loss) income	(100)	3	472	353

Total comprehensive income	$395	$2,007	$2,990	$6,775

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART I

(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256

Stock awards issued and related compensation expense	25,215	413	—	—	413
Shares withheld to pay taxes on stock based compensation	(7,550)	(133)	—	—	(133)
Stock options exercised	11,217	83	—	—	83
Net income	—	—	473	—	473
Other comprehensive income	—	—	—	101	101

Balance at March 31, 2020	8,121,848	$106,790	$23,991	$412	$131,193

Stock awards issued and related compensation expense	1,428	314	—	—	314
Stock options exercised	10,181	137	—	—	137
Net income	—	—	1,550	—	1,550
Other comprehensive income	—	—	—	471	471

Balance at June 30, 2020	8,133,457	$107,241	$25,541	$883	$133,665

Stock awards issued and related compensation expense	12,483	525	—	—	525
Stock options exercised	3,738	10	—	—	10
Net income	—	—	495	—	495
Other comprehensive income	—	—	—	(100)	(100)

Balance at September 30, 2020	8,149,678	$107,776	$26,036	$783	$134,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART II

(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2018	7,993,908	$104,561	$16,517	$1	$121,079

Stock awards issued and related compensation expense	12,638	172	—	—	172
Stock options exercised	40,008	372	—	—	372
Net income	—	—	1,868	—	1,868
Other comprehensive income	—	—	—	166	166

Balance at March 31, 2019	8,046,554	$105,105	$18,385	$167	$123,657

Stock awards issued and related compensation expense	—	229	—	—	229
Stock options exercised	660	20	—	—	20
Net income	—	—	2,550	—	2,550
Other comprehensive income	—	—	—	184	184

Balance at June 30, 2019	8,047,214	$105,354	$20,935	$351	$126,640

Stock awards issued and related compensation expense	3,132	347	—	—	347
Stock options exercised	2,203	8	—	—	8
Net income	—	—	2,004	—	2,004
Other comprehensive income	—	—	—	3	3

Balance at September 30, 2019	8,052,549	$105,709	$22,939	$354	$129,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,518	$6,422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,180	1,326
Depreciation	996	540
Deferred loan fees, net	3,823	101
Accretion on discount of purchased loans, net	(216)	(289)
Stock based compensation, net	1,119	748
Increase in cash surrender value of life insurance	(440)	(392)
Discount on retained portion of sold loans, net	(176)	40
Loss on sale of investment securities, net	70	—
Gain on sale of loans, net	—	(235)
Increase in accrued interest receivable and other assets	(2,340)	(3,581)
Decrease in accrued interest payable and other liabilities	2,929	2,653

Net cash from operating activities	12,463	7,333

Cash flows from investing activities:
Purchase of investment securities	(35,403)	—
Proceeds from sales of investment securities	7,729	—
Proceeds from principal payments on investment securities	5,425	7,786
Purchase of loans	(24,289)	—
Net increase in loans	(382,916)	(90,068)
Purchase of low income tax credit investments	(941)	(948)
Purchase of Federal Home Loan Bank stock	(363)	(866)
Purchase of premises and equipment	(3,261)	(380)
Purchase of bank-owned life insurance policies	(821)	(3,958)

Net cash used in investing activities	(434,840)	(88,434)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	448,996	49,656
Proceeds from short term and overnight borrowings	342,703	20,000
Proceeds from issuance of subordinated debt	20,000	—
Proceeds from exercised stock options	230	400

Net cash provided by financing activities	811,929	70,056

Increase (decrease) in cash and cash equivalents	389,552	(11,045)
Cash and cash equivalents, beginning of period	114,342	78,705

Cash and cash equivalents, end of period	$503,894	$67,660

Supplemental disclosure of cash flow information:
Transfer of SBA loans to held-for-sale from loan portfolio	$—	$3,068
Recording of right to use assets and operating lease liabilities	$2,903	$6,725
Cash paid during the year for:
Interest	$10,097	$5,738
Income taxes	$164	$1,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Organization

California BanCorp (the “Company”, or ‘we”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”). The Bank has 2 full service branches in California located in Contra Costa County and Santa Clara County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2020.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Subsequent Events

Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at September 30, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

Reclassifications

Certain prior balances in the unaudited consolidated financial statements may have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Specifically, we have modified how we disclose our loan segments to be purpose-based versus collateral-based (as previously disclosed) so that there is more transparency to our SBA loan portfolio which now consists largely of Paycheck Protection Program loans under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As a result, prior balances for both the current and prior year in the unaudited consolidated statements have been reclassified. These reclassifications had no effect on current or prior year net income, shareholders’ equity, total gross loan balances, or the overall balance of the allowance for credit losses.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$495	$2,004	$2,518	$6,422

Weighted average basic common shares outstanding	8,141,807	8,051,729	8,124,387	8,040,196
Add: dilutive potential common shares	27,527	83,608	35,134	80,180

Weighted average diluted common shares outstanding	8,169,334	8,135,337	8,159,521	8,120,376

Basic earnings per share	$0.06	$0.25	$0.31	$0.80

Diluted earnings per share	$0.06	$0.25	$0.31	$0.79

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

2. INVESTMENT SECURITIES

The following table summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2020 and December 31, 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At September 30, 2020:
Mortgage backed securities	$31,815	$881	$(47)	$32,649
Government agencies	2,444	—	(5)	2,439
Corporate bonds	15,535	323	(40)	15,818

Total available for sale securities	$49,794	$1,204	$(92)	$50,906

At December 31, 2019:
Mortgage backed securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Net unrealized gains on available for sale investment securities totaling $1.1 million and $440,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at September 30, 2020 and December 31, 2019, respectively.

The Company purchased 8 securities for $35.4 million and sold 6 available for sale securities for total proceeds of $7.7 million during the nine months ended September 30, 2020. The Company did not purchase or sell available for sale investment securities during the nine months ended September 30, 2019.

The following table summarizes securities with unrealized losses at September 30, 2020 and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At September 30, 2020:
Mortgage backed securities	$5,215	$(47)	$—	$—	$5,215	$(47)
Government agencies	2,444	(5)	—	—	2,444	(5)
Corporate bonds	5,000	(40)	—	—	5,000	(40)

Total available for sale securities	$12,659	$(92)	$—	$—	$12,659	$(92)

At December 31, 2019:
Mortgage backed securities	$481	$(5)	$—	$—	$481	$(5)
Government agencies	1,598	—	—	—	1,598	—
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$2,079	$(5)	$—	$—	$2,079	$(5)

At September 30, 2020 the Company’s investment security portfolio consisted of 23 securities, three of which (government agency securities) were in an unrealized loss position at quarter end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2020.

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

The following table summarizes the scheduled maturities of available for sale investment securities as of September 30, 2020.

	September 30, 2020
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available for sale securities:
Less that one year	$—	$—
One to five years	—	—
Five to ten years	—	—
Beyond ten years	15,535	15,818
Securities not due at a single maturity date	34,259	35,088

Total available for sale securities	$49,794	$50,906

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and government agencies are not included in the maturity categories above and instead are shown separately as securities not due at a single maturity date.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans as of September 30, 2020 and December 31, 2019 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4). Additionally, SBA loans include loans funded under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the COVID-19 pandemic (see Note 7).

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial	379,400	389,746
Real estate - other	539,541	502,929
Real estate - construction and land	36,596	42,519
SBA	373,921	12,830
Other	25,706	1,628

Total loans, gross	1,355,164	949,652
Deferred loan origination (fees)/costs, net	(1,054)	2,555
Allowance for loan losses	(13,385)	(11,075)

Total loans, net	1,340,725	941,132

The following table reflects the loan portfolio allocated by management’s internal risk ratings at September 30, 2020 and December 31, 2019.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of September 30, 2020
Grade:
Pass	$361,080	$529,404	$34,052	$371,459	$25,706	$1,321,701
Special Mention	11,677	5,658	766	1,023	—	19,124
Substandard	6,643	4,479	1,778	1,439	—	14,339

Total	$379,400	$539,541	$36,596	$373,921	$25,706	$1,355,164

As of December 31, 2019
Grade:
Pass	$378,327	$494,314	$40,731	$10,736	$1,628	$925,736
Special Mention	6,894	7,928	1,788	1,655	—	18,265
Substandard	4,525	687	—	439	—	5,651

Total	$389,746	$502,929	$42,519	$12,830	$1,628	$949,652

The following table reflects an aging analysis of the loan portfolio by the time past due at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of September 30, 2020
Commercial and industrial	$—	$3,444	$—	$346	$375,610	$379,400
Real estate - other	628	—	—	—	538,913	539,541
Real estate - construction and land	—	—	—	—	36,596	36,596
SBA	—	—	—	234	373,687	373,921
Other	—	—	—	—	25,706	25,706

Total loans, gross	$628	$3,444	$—	$580	$1,350,512	$1,355,164

As of December 31, 2019
Commercial and industrial	$—	$1,440	$—	$2,409	$385,897	$389,746
Real estate - other	—	—	—	—	502,929	502,929
Real estate- construction and land	—	—	—	—	42,519	42,519
SBA	—	—	—	344	12,486	12,830
Other	—	—	—	—	1,628	1,628

Total loans, gross	$—	$1,440	$—	$2,753	$945,459	$949,652

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of September 30, 2020
Gross loans:
Loans individually evaluated for impairment	$2,508	$—	$—	$234	$—	$2,742
Loans collectively evaluated for impairment	376,892	539,541	36,596	373,687	25,706	1,352,422

Total gross loans	$379,400	$539,541	$36,596	$373,921	$25,706	$1,355,164

Allowance for loan losses:
Loans individually evaluated for impairment	$99	$—	$—	$—	$—	$99
Loans collectively evaluated for impairment	8,535	3,608	676	445	22	13,286

Total allowance for loan losses	$8,634	$3,608	$676	$445	$22	$13,385

As of December 31, 2019
Gross loans:
Loans individually evaluated for impairment	$4,572	$687	$—	$344	$—	$5,603
Loans collectively evaluated for impairment	385,174	502,242	42,519	12,486	1,628	944,049

Total loans	$389,746	$502,929	$42,519	$12,830	$1,628	$949,652

Allowance for loan losses:
Loans individually evaluated for impairment	$600	$—	$—	$50	$—	$650
Loans collectively evaluated for impairment	6,108	3,281	1,022	6	8	10,425

Total allowance for loan losses	$6,708	$3,281	$1,022	$56	$8	$11,075

The following table reflects information related to impaired loans as of September 30, 2020 and December 31, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
As of September 30, 2020
With no related allowance recorded:
Commercial and industrial	$346	$1,480	$—	$1,480	$—
SBA	$234	$479	$—	$1,921	$—

With an allowance recorded:
Commercial and industrial	$2,162	$2,162	$99	$2,338	$119

Total:
Commercial and industrial	$2,508	$3,642	$99	$3,818	$119
SBA	$234	$479	$—	$1,921	$—

As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$1,846	$1,860	$—	$1,282	$68
Real estate - other	$687	$687	$—	$700	$52
SBA	$294	$294	$—	$1,723	$—

With an allowance recorded:
Commercial and industrial	$2,726	$4,623	$600	$4,620	$56
SBA	$50	$200	$50	$203	$15

Total:
Commercial and industrial	$4,572	$6,483	$600	$5,902	$124
Real estate - other	$687	$687	$—	$700	$52
SBA	$344	$494	$50	$1,926	$15

The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and September 30, 2019.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended September 30, 2020
Beginning balance	$7,851	$3,332	$956	$366	$19	$12,524
Provision for loan losses	772	276	(280)	79	3	850
Charge-offs	—	—	—	—	—	—
Recoveries	11	—	—	—	—	11

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Three months ended September 30, 2019
Beginning balance	$7,654	$2,688	$945	$199	$15	$11,501
Provision for loan losses	208	418	(68)	(58)	—	500
Charge-offs	(1,604)	—	—	—	—	(1,604)
Recoveries	15	—	—	—	—	15

Ending balance	$6,273	$3,106	$877	$141	$15	$10,412

Nine months ended September 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,688	327	(346)	503	8	4,180
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	106	—	—	—	—	106

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Nine months ended September 30, 2019
Beginning balance	$5,401	$3,677	$1,524	$172	$26	$10,800
Provision for loan losses	2,449	(571)	(647)	106	(11)	1,326
Charge-offs	(1,603)	—	—	(137)	—	(1,740)
Recoveries	26	—	—	—	—	26

Ending balance	$6,273	$3,106	$877	$141	$15	$10,412

Interest forgone on nonaccrual loans totaled $23,000 and $154,000 for the three months ended September 30, 2020 and 2019, respectively, and $168,000 and $367,000 for the nine months ended September 30, 2020 and 2019, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months and nine months ended September 30, 2020 and 2019, respectively.

The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.

Trouble Debt Restructurings

At September 30, 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings. At December 31, 2019, the Company had a recorded investment of $722,000 and had allocated specific reserves totaling $12,000 related to loans with terms that had been modified in troubled debt restructurings.

The Company had no commitments as of September 30, 2020 and December 31, 2019 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the nine months ended September 30, 2020 and 2019.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and nine months ended September 30, 2020 and 2019.

COVID-19

For additional information regarding the impact of COVID-19 on the loan portfolio, see Footnote 7.

4. BORROWING ARRANGEMENTS

The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At September 30, 2020, amounts pledged and available borrowing capacity under such limits were approximately $557.4 million and $472.2 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $193.7 million and $127.3 million, respectively. In April 2020, the Company secured a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) term borrowing for two years maturing in April 2022 at a fixed rate of 0.35%.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Bank’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At September 30, 2020, amounts pledged and available borrowing capacity under such limits were approximately $236.8 million and $170.8 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $188.8 million and $133.8 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%. In May 2020, the Company secured a $5.0 million FHLB term borrowing for one year maturing in May 2021 at a fixed rate of 0.00%, and another $5.0 million FHLB term borrowing for six months maturing in November 2020 at a fixed rate of 0.00%.

Under agreements with several correspondent banks, the Company can borrow up to $61.0 million. In a separate agreement, the Company can borrow up to $10.0 million or the total market value of securities pledged to a correspondent bank under a repurchase agreement. At September 30, 2020 and December 31, 2019 there were no investment securities pledged to the correspondent bank under this agreement. There were no borrowings outstanding under these arrangements at September 30, 2020 and December 31, 2019.

The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At September 30, 2020 and December 31, 2019, no borrowings were outstanding under this line of credit.

The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%.

The Bank issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On September 30, 2020 and December 31, 2019, the balances were $5.0 million and $5.0 million, net of issuance cost, respectively.

The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current tree-month term SOFR plus 0.488%

5. COMMITMENTS AND CONTINGENT LIABILITIES

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

At September 30, 2020 and December 31, 2019, the Company had outstanding commitments for loans of approximately $453.1 million and $390.0 million, respectively. Unfunded loan commitment reserves totaled $255,000 and $185,000 at September 30, 2020 and December 31, 2019, respectively.

Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2020 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases.

September 30,
(Dollars in thousands)	2020
Operating lease cost (cost resulting from lease payments)	$1,859
Operating lease - operating cash flows (fixed payments)	$1,811
Operating lease - ROU assets	$8,781
Operating lease - liabilities	$10,943
Weighted average lease term - operating leases	3.5 years
Weighted average discount rate - operating leases	2.58%

The following table reflects the minimum commitments under these non-cancellable leases, before considering renewal options, as of September 30, 2020.

September 30,
(Dollars in thousands)	2020
2020	$595
2021	2,431
2022	2,441
2023	1,497
2024	1,456
Thereafter	3,291

Total undiscounted cash flows	11,711
Discount on cash flows	(768)

Total lease libility	$10,943

Rent expense included in premises and equipment expense totaled $619,000 and $473,000 for the three months ended September 30, 2020 and 2019, respectively. Rent expense included in premises and equipment expense totaled $1.9 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020, uninsured deposits at financial institutions were approximately $483.3 million. At December 31, 2019, uninsured deposits at financial institutions were approximately $4.0 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2020 and December 31, 2019 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2020
Financial assets:
Cash and due from banks	$503,894	$503,894	$—	$—	$503,894
Securities available for sale	50,906	—	50,906	—	50,906
Loans, net	1,340,725	—	—	1,343,541	1,343,541
Accrued interest receivable	6,488	—	103	6,385	6,488
Financial liabilities:
Deposits	$1,437,232	$1,301,370	$135,875	$—	$1,437,245
Other borrowings	352,703	—	—	352,824	352,824
Subordinated debt	24,990	—	—	24,633	24,633
Accrued interest payable	640	—	51	589	640

As of December 31, 2019
Financial assets:
Cash and due from banks	$114,342	$114,342	$—	$—	$114,342
Securities available for sale	28,555	—	28,555	—	28,555
Loans, net	941,132	—	—	940,944	940,944
Accrued interest receivable	3,398	—	168	3,230	3,398
Financial liabilities:
Deposits	$988,236	$870,495	$121,136	$—	$991,631
Other borrowings	10,000	—	—	10,032	10,032
Subordinated debt	4,977	—	—	5,112	5,112
Accrued interest payable	400	—	326	74	400

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

Loans—Fair values of loans for September 30, 2020 and December 31, 2019 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

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

Paycheck Protection Program Liquidity Facility (PPPLF)—The fair value of PPPLF is estimated using a discounted cash flow based on the remaining contractual term and current rates at which similar advances would be obtained resulting in Level 3 classification.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2020
Investments available for sale:
Mortgage backed securities	$32,649	$—	$32,649	$—
Government agencies	2,439	—	2,439	—
Corporate bonds	15,818	—	15,818	—

Total assets measured at fair value on a recurring basis	$50,906	$—	$50,906	$—

As of December 31, 2019
Investments available for sale:
Mortgage backed securities	$20,722	$—	$20,722	$—
Government agencies	7,833	—	7,833	—
Corporate bonds	—	—	—	—

Total assets measured at fair value on a recurring basis	$28,555	$—	$28,555	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used.

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of September 31, 2020
Impaired loans - Commercial	$346	$—	$—	$346
Impaired loans - SBA	$234	$—	$—	$234

Total assets measured at fair value on a non-recurring basis	$580	$—	$—	$580

As of December 31, 2019
Impaired loans - Commercial	$2,474	$—	$—	$2,474
Impaired loans - Real estate other	705			705
Impaired loans - SBA	296			296

Total assets measured at fair value on a non-recurring basis	$3,475	$—	$—	$3,475

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

7. BUSINESS IMPACT OF COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of September 30, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.

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

The CARES Act and the revised interagency guidance issued in April 2020, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)”, provide banks the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings (“TDRs”) for a limited time to account for the effects of COVID-19. As a result, the Company will not be recognizing eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. However, management continues to evaluate these loans for performance criteria separate from their respective COVID-19 loan modification status. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to September 30, 2020 and has concluded there are no matters that would require recognition in the accompanying unaudited consolidated financial statements.

Proactive Deferral Program:

As a result of the novel coronavirus COVID-19, through September 30, 2020 the Company granted payment deferments on approximately 385 loans with an aggregate outstanding balance of approximately $323.9 million and aggregate monthly principal and interest payments of approximately $3.7 million, none of which are considered to be TDRs, based on the relief provided under the CARES Act described above. The payment deferments were granted initially for up to 90 days, and the Company has considered an additional 90 days based on the circumstances on both a macro and micro level at the time. Of the initial deferments, 6 borrowers with 8 loans totaling $12.5 million have applied for an additional 90 day extension. As of the date of this filing, with the exception of these 8 loans, all loans that encompassed the original deferment pool have returned to a normal payment schedule.

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

The Company processed 100% of the approximately 737 applications received and all of the eligible applications that were submitted to the SBA received approval. At September 30, 2020, the balance of the loans funded under the PPP was $362.0 million.

The following table reflects the concentration of loans funded through the Paycheck Protection Program Liquidity Facility (PPPLF) as of September 30, 2020.

	Number of	Principal	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)	Loans	Balance	PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	284	$42.8	39%	14%	12%	3%
Contractors	114	138.0	16%	6%	38%	10%
Other	333	181.2	46%	15%	50%	13%

Total	731	$362.0	100%	35%	100%	26%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.

The SBA began accepting client applications for loan forgiveness in August 2020. The Company has submitted 43 client applications to the SBA totaling $32.2 million. As of the date of this filing, clients representing an additional 174 loans totaling $120.7 million are in the process of completing loan forgiveness applications.

Impact of Response to COVID-19 Pandemic

Specific impacts of the COVID-19 macroeconomic environment on our operating results for the third quarter and first nine months of 2020 include the following:

•

Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $1.4 million and $2.8 million during the third quarter and nine months ended September 30, 2020, respectively, including the impact of amortization of deferred fees and origination costs.

•

The Company received $9.1 million in fees year-to-date related to the origination of PPP loans. Recognition of the fees was deferred at origination and is being recognized over the 24 month term of the loans. For the third quarter and nine months ended September 30, 2020, the Company amortized into interest income approximately $1.1 million and $2.3 million, respectively. As clients are accepted for loan forgiveness by the SBA, the remaining fees will be recognized at the time of payoff of the loan.

•

The Company deferred loan origination costs of approximately $2.5 million year-to-date related to PPP loans which are being amortized over the remaining term of the PPP loans. Additionally, the Company deferred loan origination costs of approximately $1.7 million year-to-date related to loan modifications which are being amortized over the remaining term of the modified loans. For the third quarter and nine months ended September 30, 2020, amortized into interest income approximately $312,000 and $625,000, respectively.

•

The continued uncertainty regarding the severity and duration of the pandemic and related economic effects considered in our qualitative assessment of the allowance for loan losses resulted in a gross increase in the provision for the third quarter and nine months ended September 30, 2020 of approximately $1.1 million and 3.3 million, respectively. Our overall analysis of the allowance for loan losses considers multiple qualitative factors that may, in part, offset the gross impact on the provision specifically related to COVID-19.

Goodwill

The Company completed an impairment analysis of goodwill as of September 30, 2020 and determined there was no impairment.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).

As part of the Company’s qualitative assessment of goodwill impairment, management considered the triggering event of coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets, including our market capitalization, represents an interim impairment indicator that will require continued evaluation. However, we do not believe that it is more likely than not that a goodwill impairment exists as of September 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2020 and December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

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

In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2020.

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

Overview

California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”). The Company has 2 full service branches in California located in Contra Costa County and Santa Clara County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.

Selected Financial Data

The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and nine months ended September 30, 2020 and 2019 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended September 30,
(Dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$13,188	$12,557
Interest expense	2,000	2,124

Net interest income	11,188	10,433
Provision for credit losses	850	500

Net interest income after provision for credit losses	10,338	9,933
Other income	1,028	1,261
Other expenses	10,545	8,399

Income before taxes	821	2,795
Income taxes	326	791

Net income	$495	$2,004

Per Share Data:
Basic earnings per share	$0.06	$0.25
Diluted earnings per share	$0.06	$0.25

Performance Measures:
Return on average assets	0.10%	0.75%
Return on average tangible equity (1)	1.55%	6.58%
Net interest margin	2.41%	4.19%
Efficiency ratio	86.32%	71.82%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	Nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$38,271	$36,273
Interest expense	6,117	5,918

Net interest income	32,154	30,355
Provision for credit losses	4,180	1,326

Net interest income after provision for credit losses	27,974	29,029
Other income	3,096	3,100
Other expenses	27,393	23,397

Income before taxes	3,677	8,732
Income taxes	1,159	2,310

Net income	$2,518	$6,422

Per Share Data:
Basic earnings per share	$0.31	$0.80
Diluted earnings per share	$0.31	$0.79

Performance Measures:
Return on average assets	0.21%	0.83%
Return on average tangible equity (1)	2.68%	7.31%
Net interest margin	2.80%	4.21%
Efficiency ratio	77.71%	69.94%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

(Dollars in thousands)	September 30, 2020	December 31, 2019
Balance Sheet Data:
Assets	$1,972,751	$1,152,034
Loans, net	$1,340,725	$941,132
Deposits	$1,437,232	$988,236
Shareholders’ equity	$134,595	$130,256

Asset Quality Data:
Allowance for loan losses / gross loans	0.99%	1.17%
Allowance for loan losses / nonperforming loans	2307.76%	402.29%
Nonperforming assets / total assets	0.03%	0.24%
Nonperforming loans / gross loans	0.04%	0.29%

Capital Adequacy Measures (Bank):
Tier I leverage ratio	7.95%	10.44%
Tier I risk-based capital ratio	11.34%	10.38%
Total risk-based capital ratio	12.91%	11.79%

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

Non-GAAP Financial Measures

Some of the financial measures discussed in this Quarterly Report on Form 10-Q are considered non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles.

The following tables reflect the details of the non-GAAP financial measures the Company included in this Quarterly Report on Form 10-Q. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

	Three monthes ended		Nine monthes ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average tangible common equity:
Net income	$495	$2,004	$2,518	$6,422
Tangible equity:
Average equity	$134,240	$128,367	$132,982	$125,075
Average goodwill / core deposit intangible	7,570	7,619	7,581	7,624

Tangible equity	$126,670	$120,748	$125,401	$117,451

Return on average tangible common equity	1.55%	6.58%	2.68%	7.31%

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans:
Allowance for loan loss	$13,385	$11,075
Gross loans	1,355,164	949,652
Less: PPP loans	362,000	—

Gross loans, net of PPP loans	993,164	949,652

Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans	1.35%	1.17%

Results of Operations – Three Months Ended September 30, 2020 and 2019:

Overview

For the three months ended September 30, 2020, net income was $495,000 compared to $2.0 million for the same period last year. The decrease of $1.5 million, or 75%, was primarily attributable to an increase in the provision for credit losses of $350,000, or 70%, combined with an increase in in other expenses of $2.1 million, or 26%, partially offset by an increase in net interest income of $755,000 or 7%.

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings is the principal component of the Company’s earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the three months ended September 30, 2020, was $11.2 million, an increase of $755,000, or 7% over $10.4 million for the same period in 2019. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization totaling $1.1 million for fees collected on PPP loans, offset by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity. In addition to the impact of PPP, the increase in net interest income was due to growth in average earning assets.

Average total interest-earning assets increased by $855.8 million, or 87% to $1.84 billion in the third quarter of 2020 from $987.3 million for the same period during 2019. For the three months ended September 30, 2020, growth in average deposits outpaced growth in average loans when compared to the same period of 2019 as the Company worked to strengthen liquidity. Average deposit balances for the three months ended September 30, 2020 grew $505.2 million, or 57%, from the quarter ended September 30, 2019, while average loans grew $395.9 million, or 43%, for the same period. As a result, the average loan to deposit ratio for the third quarter of 2020 was 94.0% down from 102.8% for the third quarter of 2019 and the yield on average earning assets decreased 220 basis points to 2.85% from 5.05%.

In addition, the average yield on total average gross loans in the three months ended September 30, 2020 was 3.89%, a decrease of 134 basis points compared to 5.23% in the same period one year earlier. Excluding PPP loans, the average yield on total average gross loans in the three months ended September 30, 2020 was 5.12%.

Of the $505.2 million increase in average total deposit balances year over year, $271.9 million was attributable to noninterest-bearing deposits and $233.3 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.74% during the quarter ended September 30, 2020 compared to 1.38% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 44 basis points to 0.42% in the third quarter of 2020 compared to 0.86% in the third quarter of 2019.

As a result, the net interest margin decreased by 178 basis points to 2.41% for the three months ended September 30, 2020, compared to 4.19% for the three months ended September 30, 2019.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended September 30, 2020 and 2019.

	Three months ended September 30,
(Dollars in thousands)	2020			2019
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,313,092	3.89%	$12,849	$917,194	5.23%	$12,087
Federal funds sold	490,409	0.09%	117	33,195	2.15%	180
Investment securities	39,571	2.23%	222	36,902	3.12%	290

Total interest earning assets	1,843,072	2.85%	13,188	987,291	5.05%	12,557

Noninterest-earning assets:
Cash and due from banks	19,789			20,562
All other assets (2)	60,140			56,032

TOTAL	$1,923,001			$1,063,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$30,877	0.14%	$11	$23,292	0.10%	$6
Money market and savings	582,694	0.81%	1,190	393,703	1.19%	1,176
Time	174,436	0.61%	266	137,675	2.15%	746
Other	369,764	0.57%	533	27,037	2.88%	196

Total interest-bearing liabilities	1,157,771	0.69%	2,000	581,707	1.45%	2,124

Noninterest-bearing liabilities:
Demand deposits	609,273			337,409
Accrued expenses and other liabilities	21,717			16,402
Shareholders’ equity	134,240			128,367

TOTAL	$1,923,001			$1,063,885

Net interest income and margin (3)		2.41%	$11,188		4.19%	$10,433

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yieds. Interest income on loans includes amortization of deferred loan fees / ( costs), net of deferred loan fees, of $431,000 $(158), respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $12.5 million and $11.5 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2020 and 2019. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,343	$(581)	$762
Federal funds sold	109	(172)	(63)
Investment securities	15	(83)	(68)
Interest expense:
Deposits
Demand	3	2	5
Money market and savings	381	(367)	14
Time	64	(544)	(480)
Other borrowings	494	(157)	337

Net interest income	$525	$230	$755

Interest Income

Interest income increased by $631,000 in the third quarter of 2020 compared to the same period of 2019, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $762,000 in the third quarter of 2020 compared to the third quarter of 2019 was comprised of $1.3 million attributable to an approximate $395.9 million increase in average loans outstanding, offset by approximately $581,000 attributable to the decrease in the yield earned on loans to 3.89% from 5.23%.

Interest Expense

Interest expense decreased by $124,000 in the third quarter of 2020 compared to the same period of 2019, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in the third quarter of 2020 compared to the same period one year earlier decreased 76 basis points to 0.69% from 1.45%.

Provision for Credit Losses

We made provisions for loan losses of $850,000 and $500,000 for the three months ended September 30, 2020 and 2019, respectively. We recorded net loan recoveries of $11,000 in the third quarter of 2020 compared to net loan charge-offs of $1.6 million during the same period of 2019. The allowance for loan loss as a percent of outstanding loans was 0.99% at September 30, 2020 and 1.12% at September 30, 2019. The decrease in the reserve percentage reflects the impact of PPP loans which are guaranteed by the SBA. The reserve percentage excluding PPP loans was 1.35% (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income.

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and other fees	$779	$762	$17	2%
Gain on sale of SBA loans	—	212	(212)	0%
Earnings on BOLI	144	162	(18)	-11%
Other	105	125	(20)	-16%

Total noninterest income	$1,028	$1,261	$(233)	-18%

Noninterest income decreased by $233,000 or 18% in the third quarter of 2020, compared to the third quarter of 2019. The decrease was primarily attributable to a decline in gains on the sale of SBA loans.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense.

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$6,452	$5,567	$885	16%
Premises and equipment	1,359	826	533	65%
Professional fees	634	396	238	60%
Data processing	734	525	209	40%
Other	1,366	1,085	281	26%

Total noninterest expense	$10,545	$8,399	$2,146	26%

During the three months ended September 30, 2020, non-interest expenses increased by $2.1 million or 26% to $10.5 million compared to $8.4 million in the same period of 2019. Of this increase, $885,000 was in net salaries and benefits expense. The increase in salaries and benefits was primarily related to hiring to support strategic expansion.

Operating expenses for the three months ended September 30, 2020 also included increases in professional and legal fees related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares, and occupancy and equipment from the expansion of facilities.

Provision for Income Taxes

Income tax expense was $326,000 for the third quarter of 2020 which compared to $791,000 for the same period one year earlier. The effective tax rates for those time periods were 39.7% and 28.3%, respectively. The increase in the effective tax rate for the third quarter of 2020 was the result of an adjustment to the amortization schedule of an individual low income housing tax credit investment.

Results of Operations – Nine Months Ended September 30, 2020 and 2019:

Overview

For the nine months ended September 30, 2020, net income was $2.5 million compared to $6.4 million for the same period last year. The decrease of $3.9 million, or 61%, was primarily attributable to an increase in the provision for credit losses of $2.8 million, or 215%.

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings is the principal component of the Company’s earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the nine months ended September 30, 2020, was $32.2 million, an increase of $1.8 million, or 6% over $30.4 million for the same period in 2019. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization of fees collected on PPP loans, offset by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity. In addition to the impact of PPP, the increase in net interest income was due to growth in average earning assets.

Average total interest-earning assets increased by $571.1 million, or 59% to $1.54 billion in the nine months ended September 30, 2020 from $964.2 million for the same period during 2019. For the nine months ended September 30, 2020, growth in average deposits outpaced growth in average loans when compared to the same period of 2019 as the Company worked to strengthen liquidity. Average deposit balances for the nine months ended September 30, 2020 grew $375.3 million, or 43%, from the nine months ended September 30, 2019, while average loans grew $274.4 million, or 31%, for the same period. As a result, the average loan to deposit ratio for the first nine months of 2020 was 94.2% down from 103.4% for the same time period of 2019 and the yield on average earning assets decreased 170 basis points to 3.33% from 5.03%.

In addition, the average yield on total average gross loans in the nine months ended September 30, 2020 was 4.25%, a decrease of 96 basis points compared to 5.21% in the same period one year earlier. Excluding PPP loans, the average yield on total average gross loans in the nine months ended September 30, 2020 was 5.12%.

Of the $375.3 million increase in average total deposit balances year over year, $197.0 million was attributable to noninterest-bearing deposits and $178.4 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.94% during the nine months ended September 30, 2020 compared to 1.29% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 25 basis points to 0.54% in the first nine months of 2020 compared to 0.79% in the in the same period of 2019.

As a result, the net interest margin decreased by 141 basis points to 2.80% for the nine months ended September 30, 2020, compared to 4.21% for the nine months ended September 30, 2019.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
(Dollars in thousands)	2020			2019
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,166,829	4.25%	$37,096	$892,445	5.21%	$34,784
Federal funds sold	334,773	0.22%	554	31,952	2.33%	556
Investment securities	33,649	2.47%	621	39,791	3.13%	933

Total interest earning assets	1,535,251	3.33%	38,271	964,188	5.03%	36,273

Noninterest-earning assets:
Cash and due from banks	20,098			18,647
All other assets (2)	63,970			46,788

TOTAL	$1,619,319			$1,029,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$26,842	0.12%	$25	$24,750	0.09%	$17
Money market and savings	528,456	0.93%	3,677	395,585	1.14%	3,361
Time	153,887	1.11%	1,279	110,478	2.10%	1,734
Other	226,274	0.67%	1,136	34,685	3.11%	806

Total interest-bearing liabilities	935,459	0.87%	6,117	565,498	1.40%	5,918

Noninterest-bearing liabilities:
Demand deposits	529,580			332,608
Accrued expenses and other liabilities	21,298			6,442
Shareholders’ equity	132,982			125,075

TOTAL	$1,619,319			$1,029,623

Net interest income and margin (3)		2.80%	$32,154		4.21%	$30,355

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees / (costs), net of deferred loan fees, of $851,000 and $(770,000), respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $12.0 million and $11.3 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2020 and 2019. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$3,560	$(1,248)	$2,312
Federal funds sold	501	(503)	(2)
Investment securities	(113)	(199)	(312)
Interest expense:
Deposits
Demand	2	6	8
Money market and savings	921	(605)	316
Time	333	(788)	(455)
Other borrowings	962	(632)	330

Net interest income	$1,730	$69	$1,799

Interest Income

Interest income increased by $2.0 million in the first nine months of 2020 compared to the same period of 2019, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $2.3 million in the first nine months of 2020 compared to the same period of 2019 was comprised of $3.6 million attributable to an approximate $274.43 million increase in average loans outstanding, offset by approximately $1.2 million attributable to the decrease in the yield earned on loans to 4.25% from 5.21%.

Interest Expense

Interest expense increased by $199,000 in the first nine months of 2020 compared to the same period of 2019, primarily due to the effect of growth in the deposit portfolio partially offset by decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in the first nine months of 2020 compared to the same period one year earlier decreased 53 basis points to .87% from 1.40%.

Provision for Credit Losses

We made provisions for loan losses of $4.2 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. We recorded net loan charge-offs of $1.9 million in the first nine months of 2020 compared to net loan charge-offs of $1.7 million during the same period of 2019. During the first nine months of 2020, the Company charged-off a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for loan loss as a percent of outstanding loans was 0.99% at September 30, 2020 and 1.12% at September 30, 2019. The decrease in the reserve percentage reflects the impact of PPP loans which are guaranteed by the SBA. The reserve percentage excluding PPP loans was 1.35% (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income.

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and other fees	$2,287	$2,151	$136	6%
Gain on sale of SBA loans	—	235	(235)	-100%
Earnings on BOLI	440	370	70	19%
Other	369	344	25	7%

Total noninterest income	$3,096	$3,100	$(4)	0%

Noninterest income decreased by $4,000 or 0% in the first nine months of 2020, compared to the same period of 2019. The decrease was primarily attributable to a decrease in gains recognized on the sale of SBA loans, partially offset by an increase in loan related fees and other ancillary fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense.

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$15,051	$14,905	$146	1%
Premises and equipment	3,630	2,343	1,287	55%
Professional fees	3,013	1,703	1,310	77%
Data processing	1,796	1,365	431	32%
Other	3,903	3,081	822	27%

Total noninterest expense	$27,393	$23,397	$3,996	17%

During the nine months ended September 30, 2020, non-interest expenses increased by $4.0 million or 17% to $27.4 million compared to $23.4 million in the same period of 2019.

Operating expenses for the nine months ended September 30, 2020 included increases in professional and legal fees related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares, and occupancy and equipment from the expansion of facilities.

Provision for Income Taxes

Income tax expense was $1.2 million for the first nine months of 2020 which compared to $2.3 million for the same period one year earlier. The effective tax rates for those time periods were 31.5% and 26.5%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2020 was the result of an adjustment to the amortization schedule of an individual low income housing tax credit investment.

Financial Condition:

Overview

Total assets of the Company were $1.97 billion as of September 30, 2020 compared to $1.15 billion as of December 31, 2019. The increase in assets was driven by an increase in both the loan portfolio and federal funds sold. Growth in assets was primarily funded by growth in deposits and other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $405.5 million or 43% from December 31, 2019 to September 30, 2020, primarily due to the loans funded under the PPP which were primarily classified as SBA loans. The loan portfolio at September 30, 2020 was comprised of approximately 28% of commercial and industrial loans compared to 41% at December 31, 2019. In addition, commercial real estate loans comprised 43% of our loans at September 30, 2020 compared to 57% at December 31, 2019. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and their percentage distribution.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial	379,400	389,746
Real estate - other	539,541	502,929
Real estate - construction and land	36,596	42,519
SBA	373,921	12,830
Other	25,706	1,628

Total loans, gross	1,355,164	949,652
Deferred loan origination (fees)/costs, net	(1,054)	2,555
Allowance for loan losses	(13,385)	(11,075)

Total loans, net	1,340,725	941,132

Commercial and industrial	28%	41%
Real estate - other	40%	53%
Real estate - construction and land	3%	4%
SBA	28%	1%
Other	2%	0%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of September 30, 2020. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One
	Due in	Year But			Loans With
	One Year	Less Than	Over		Fixed	Variable
(Dollars in thousands)	Or Less	Five Years	Five Years	Total	Rates (1)	Rates
Commercial and industrial	$103,368	$122,058	$153,974	$379,400	$228,810	$150,590
Real estate - other	14,996	137,925	386,620	539,541	227,560	311,981
Real estate - construction and land	22,683	3,646	10,267	36,596	10,300	26,296
SBA	549	363,073	10,299	373,921	362,296	11,625
Other	156	983	24,567	25,706	24,431	1,275

Total loans, gross	$141,752	$627,685	$585,727	$1,355,164	$853,397	$501,767

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at September 30, 2020. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans. See “Part I – Financial Information, Notes to Unaudited Consolidated Financial Statements, Footnote 7 – Business Impact of COVID-19” for additional discussion of loan modifications that have occurred under the CARES Act.

The following table presents information regarding the Company’s nonperforming and restructured loans.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans	$580	$2,753
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	580	2,753
Foreclosed assets	—	—

Total nonperforming assets	$580	$2,753

Performing TDR’s	$—	$646

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended September 30, 2020
Beginning balance	$7,851	$3,332	$956	$366	$19	$12,524
Provision for loan losses	772	276	(280)	79	3	850
Charge-offs	—	—	—	—	—	—
Recoveries	11	—	—	—	—	11

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Three months ended September 30, 2019
Beginning balance	$7,654	$2,688	$945	$199	$15	$11,501
Provision for loan losses	208	418	(68)	(58)	—	500
Charge-offs	(1,604)	—	—	—	—	(1,604)
Recoveries	15	—	—	—	—	15

Ending balance	$6,273	$3,106	$877	$141	$15	$10,412

Nine months ended September 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,688	327	(346)	503	8	4,180
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	106	—	—	—	—	106

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Nine months ended September 30, 2019
Beginning balance	$5,401	$3,677	$1,524	$172	$26	$10,800
Provision for loan losses	2,449	(571)	(647)	106	(11)	1,326
Charge-offs	(1,603)	—	—	(137)	—	(1,740)
Recoveries	26	—	—	—	—	26

Ending balance	$6,273	$3,106	$877	$141	$15	$10,412

Our provision of $850,000 and $4.2 million for the quarter and nine months ended September 30, 2020 reflects an increase to qualitative assessments from the potential impact of the COVID-19 pandemic as well as modest loan growth, offset by improvements in other qualitative assessments. As of September 30, 2020, our most direct potential exposure to the COVID-19 environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the COVID-19 environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants. The provision reflects a heavier allocation toward commercial and installment loans due to COVID-19 and less toward real estate segments.

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

At September 30, 2020 and December 31, 2019, we had no held-to-maturity investments.

Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a significant resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be readily changed to match changes in the loan and deposit portfolios. The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (MBSs) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (GSEs) and corporate bonds.

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of September 30, 2020 and December 31, 2019.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At September 30, 2020:
Mortgage backed securities	$31,815	$881	$(47)	$32,649
Government agencies	2,444	—	(5)	2,439
Corporate bonds	15,535	323	(40)	15,818

Total available for sale securities	$49,794	$1,204	$(92)	$50,906

At December 31, 2019:
Mortgage backed securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At September 30, 2020, approximately 44% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at September 30, 2020 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 43% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at September 30, 2020, which provide our customers with interest and liquidity. Time deposits comprised the remaining 13% of our deposits at September 30, 2020.

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

(Dollars in thousands)	Balance	% of Total
At September 30, 2020:
Demand noninterest-bearing	$633,726	44%
Demand interest-bearing	32,680	2%
Money market and savings	582,953	41%
Time	187,873	13%

Total deposits	$1,437,232	100%

At December 31, 2019:
Demand noninterest-bearing	$387,267	39%
Demand interest-bearing	25,178	3%
Money market and savings	455,436	46%
Time	120,355	12%

Total deposits	$988,236	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 22% of deposits were represented by the 10 largest depositors as of September 30, 2020. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2020, the capital conservation buffer was 2.50%.

At September 30, 2020, the Bank had a Tier 1 risk based capital ratio of 11.34%, a total capital to risk-weighted assets ratio of 12.91%, and a leverage ratio of 7.95%. At December 31, 2019, the Bank had a Tier 1 risk based capital ratio of 10.38%, a total capital to risk-weighted assets ratio of 11.79%, and a leverage ratio of 10.44%. On September 30, 2020, the Company issued and sold a 5.00% fixed-to-floating rate subordinated note due in 2030 with a principal amount of $20.0 million. The Company used the net proceeds to repay $12.0 million of outstanding indebtedness under a term loan, purchase a $2.0 million sub-debt investment and contributed $6.0 million to the Bank as additional Tier 1 capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2020 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of a previously identified material weakness regarding the precision of review in SEC filings and financial reporting, as of the end of the fiscal quarter covered by this Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to the need for improved precision in the review of aspects of our SEC filings and financial reporting. Specifically, we did not have effective processes and procedures in place (1) to formally document management’s review of our financial statements and footnotes included in our SEC filings to ensure timeliness and accuracy of filings; (2) to consistently use checklists regarding Generally Accepted Accounting Principles and SEC disclosure requirements as part of the SEC filing process to ensure that required disclosures are complete and accurate; (3) to identify subsequent events during an open subsequent period necessary to ensure proper disclosure; and (4) to develop, maintain and review on a regular basis a listing of related parties, as defined by SEC Regulation S-K. While this deficiency did not result in a restatement of any previously reported interim consolidated financial statements, our management concluded there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis. The material weakness was initially identified during the preparation of our financial statements for the year ended December 31, 2019. Management is in the process of addressing this weakness, which primarily includes the development and implementation of formalized procedures and controls as well as an increase in the capacity of management in this area. The remediation of this material weakness is ongoing and may necessitate implementation of additional measures. The material weakness will only be considered remediated when these controls have been performing as designed for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, other than the material weakness remediation effort mentioned above, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

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

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on April 14, 2020, other than as follows.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. We funded 737 PPP loans with an aggregate outstanding principal amount of $362.0 million as of September 30, 2020. Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP began very shortly after it was authorized as part of the CARES Act, and there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes us to risks of noncompliance. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans to the extent that the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

California BanCorp

Dated: November 13, 2020	By:	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2020	By:	/s/ Thomas A. Sa
Thomas A. Sa
Senior Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)