Form 10-K
period 2020-12-31
California BanCorp
filed 2021-03-25
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $111.4 million on June 30, 2020 based on the closing price per common share of $14.90 on that date.

Number of shares outstanding of the registrant’s common stock as of March 15, 2021: 8,184,025

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CALIFORNIA BANCORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Forward Looking Statements

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

•	fraudulent and negligent acts by our customers, employees or vendors;

•	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;

•	our ability to maintain expenses in line with current projections;

•	fluctuations in the market value of the securities held in our securities portfolio;

•	the adequacy of our reserves (including allowance for loan and lease losses and the appropriateness of our methodology for calculating such reserves;

•	increased loan losses or impairment of goodwill and other intangibles;

•	an inability to raise necessary capital to fund our growth strategy, operations, or to meet increased minimum regulatory capital levels;

•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

•	interest rate changes and their impact on our financial condition and results of operations;

•	the institution and outcome of litigation and other legal proceeding to which we become subject;

•	changes in our accounting standards;

•	the impact of recent and future legislative and regulatory changes;

•

examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, or write-down assets, or otherwise impose restrictions or conditions on our operations, including, but not limited to, our ability to acquire or be acquired;

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other insurance coverage; and

•	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

Item 1. Business

Overview

California BanCorp (the “Company” or “we”) was organized in 2017 to serve as the holding company for California Bank of Commerce (the “Bank”) and is headquartered in Oakland, California. California BanCorp commenced operation on June 30, 2017 following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company has no operations other than ownership and management of the Bank.

The Bank is a California-chartered commercial bank founded in 2007. The Bank is headquartered in Walnut Creek, California, approximately 15 miles east of Oakland, California. In addition to its headquarters, the Bank has 2 full service branches in California located in Contra Costa County and Santa Clara County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County. The Bank is supervised and regulated by the California Department of Financial Protection and Innovation (the “DFPI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

We primarily serve business and professional corporations with a variety of business focused financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, foreign exchange services, commercial and industrial loans, asset-based loans, loans to dental and veterinary professionals, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2020, we had total consolidated assets of $1.91 billion, total gross loans of $1.37 billion, total deposits of $1.53 billion and total shareholders’ equity of $136.4 million.

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

Our Market Area

We are headquartered in the San Francisco Bay Area in Oakland, California. The Bank maintains its headquarters in Walnut Creek, California, where it offers full banking services. We currently have one additional branch in in San Jose, California. We also operate loan production offices in Walnut Creek, Oakland, San Jose and Sacramento, California.

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

The economies of the San Francisco Bay Area are primarily driven by the technology, real estate, financial services, tourism, shipping and manufacturing industries. Sacramento is the capitol of the State of California and government-related activities are a significant portion of the region’s economy. The Sacramento area also includes a number of higher education centers, including state universities and technical colleges.

Competition

The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, among other factors. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, finance companies, including “fintech” lenders, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies, for example. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

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

Some of our non-banking competitors, such as fintech lenders, have fewer regulatory constraints and may have lower cost structures. In addition, some of our competitors have assets, capital and lending limits greater than that of the Bank, have greater access to capital markets and offer a broader range of products and services than the Bank. These institutions may have the ability to offer lower rates on loans and higher rates on deposits than we can offer. Some of these institutions offer services, such as international banking, which we do not directly offer, except for a limited suite of services such as international wires and currency exchange.

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

Lending Limits

Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2020, the Bank’s limit on aggregate secured loans-to-one-borrower was $39.1 million and unsecured loans-to-one borrower was $23.4 million. At December 31 2020, the Bank’s highest aggregate balance of secured loans-to-one-borrower was $26.8 million and the highest aggregate balance of unsecured loans-to-one borrower was $3.1 million. The Bank’s legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition, the Bank has established internal loan limits, which are lower than the legal lending limits for a California bank. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s customers. We are also able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending, with an emphasis on the dental and veterinary industries, contractors and emerging companies. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our customers due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our customers, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining asset quality. As of December 31, 2020, commercial and industrial loans made up approximately $415.5 million or 30% of our loan portfolio.

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

Asset-Based Lending (ABL) Loans

A subset of our commercial and industrial loans are structured as asset based lending (“ABL”) loans, which are secured by the borrower’s accounts receivable or inventory. Our ABL loans are structured as callable and cancelable transactions. The ABL loans are originated through and managed by our Business Credit division. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2020, ABL loans totaled approximately $40.8 million, or approximately 3% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 50%-75% depending on the project type with a maximum loan-to-cost ratio of 80%. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31 2020, construction and development loans made up approximately $37.2 million or 3% of our loan portfolio.

Real Estate Loans

A significant component of our loan portfolio is loans secured by real estate. These loans include both commercial real estate loans and other loans secured by real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate and rising interest rates, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate where feasible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2020, commercial real estate loans made up approximately $551.0 million, or 40%, of our loan portfolio.

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

As of December 31, 2020, our SBA loan portfolio totaled approximately $318.0 million or approximately 23% of our loan portfolio.

See Note 2 to the consolidated financial statements for additional information regarding the segment of the SBA loan portfolio that pertains to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act.

Consumer Loans

We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2020, consumer loans totaled approximately $49.1 million or approximately 4% of our loan portfolio.

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

Human Capital Resources

As of December 31, 2020, we had 148 full-time equivalent employees (“FTE”). None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements. Our relationship banking strategy is largely dependent on the personal relationships of our employees and the quality of service they provide. We strive to attract, develop and retain employees who can further our strategic goals and build long-term shareholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain employees. While we expect to hire employees to further our growth strategy, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our needs.

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

Additional information can be found on our website: www.californiabankofcommerce.com. None of the information on, or hyperlinked from, the Company’s website is incorporated into this Annual Report on Form 10-K.

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

Supervision and Regulation

As a financial institution, we are extensively regulated under both federal and state law. This supervisory framework could materially impact the conduct and profitability of our activities. These laws restrict permissible activities and investments and require that we comply with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on our ability to pay dividends to our shareholders, to repurchase our stock and to receive dividends from our subsidiary banks.

As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Federal Reserve and the DFPI. As a California state-chartered commercial bank the Bank is subject to supervision, periodic examination and regulation by the DFPI and the FDIC. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Banking regulation is intended to protect depositors and consumers and not shareholders.

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

As a banking organization with less than $3.0 billion in assets, the Company is exempt from the Federal Reserve’s consolidated capital rules under the Federal Reserve Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. The following table presents the risk-based and leverage capital requirements applicable to the Bank.

	Adequately Capitalized	Well Capitalized	Well Capitalized With Buffer
Leverage Ratio	4.00%	5.00%	5.00%
Common Equity Tier I Capital Ratio	4.50%	6.50%	7.00%
Tier I Capital Ratio	6.00%	8.00%	8.50%
Total Capital Ratio	8.00%	10.00%	10.50%

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

The FDIC also considers interest rate risk (arising when the interest rate sensitivity of a bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

Enforcement Powers

If as a result of an examination of a bank holding company or a bank, its federal banking agency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors of the bank; and if the federal banking agency concludes that such conditions at the bank holding company or the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DFPI has many of these same remedial powers with respect to the Bank.

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

Imposition of Liability for Undercapitalized Subsidiaries: Source of Strength. Under the Federal Deposit Insurance Act (the “FDIA”) federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan, which must be guaranteed by each company “having control of” the undercapitalized institution. For purposes of this statute, the Company controls the Bank. The FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. See “Regulation of the Bank—Prompt Corrective Action” below.

Federal law and Federal Reserve policy require that the Company act as a source of financial and managerial strength to the Bank, committing resources to the Bank, including at times when it may not be in a financial position to provide it. As discussed above, the Company could be required to guarantee a capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. The Bank Holding Company Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Restrictions on Dividends and Stock Repurchases. The Company’s ability to pay dividends to its shareholders is limited by both general corporate law and the regulations and policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition, and current Federal Reserve policy further calls for a bank holding company to consult with the Federal Reserve before repurchasing shares during a quarter in an amount that exceeds its earnings for the quarter. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

As a California corporation, the Company is subject to the limitations of the California Corporations Code, which allows a California corporation to distribute cash or property to shareholders, including as a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, the Company may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature.

The primary source of capital for the Company’s payment of any dividend or its repurchase of stock is expected to be the Bank, through the payment of dividends or management fees to the Company. The ability of the Bank to pay cash dividends or fees to the Company is limited by law and regulation, as described in “Regulation of the Bank—Dividend Restrictions Applicable to the Bank,” below.

Regulation of the Bank

The Bank is a California-chartered bank. The deposit accounts of the Bank are insured by the FDIC to the maximum extent provided under federal law. As a California-chartered bank, the Bank is subject to supervision and regulation by the DFPI, the chartering authority for California banks, and as an FDIC-insured bank that is not a member of the Federal Reserve System, the FDIC. The FDIC and DFPI regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The FDIC and the DFPI also have the power to prohibit the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank, its business, activities, and operations.

Prompt Corrective Action

The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2020 and 2019, the Bank’s capital levels exceeded the minimum levels required to be considered “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category.

	Leverage Ratio	Common Equity Tier I Capital Ratio	Tier I Capital Ratio	Total Capital Ratio
Well Capitalized	5.00%	6.50%	8.00%	10.00%
Adequately Capitalized	4.00%	4.50%	6.00%	8.00%
Under Capitalized	< 4.00%	< 4.50%	< 6.00%	< 8.00%
Significantly Under Capitalized	< 3.00%	< 3.00%	< 4.00%	< 6.00%

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

In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The federal banking regulators require that each company having control of the undercapitalized institution guarantees the subsidiary depository institution’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The bank regulators have greater power in situations where an institution becomes significantly undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

In addition to the federal regulatory capital requirements described above, the DFPI has authority to take possession of the business and properties of a California-chartered bank in the event that the bank’s tangible shareholders’ equity is less than the greater of 4% of the bank’s total assets or $1.0 million.

Dividend Restrictions Applicable to the Bank

The primary source of funds for the Company is expected to be dividends from the Bank. California and federal laws and regulations limit the Bank’s payment of dividends to the Company.

Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.

The Bank’s ability to pay dividends to the Company is further limited by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a depository institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to avoid restrictions on the payment of dividends under the capital rules, the Bank is generally required to maintain a capital conservation buffer of 2.5% in CET1. See “—Capital Adequacy Requirements” above.

Further, if, in the opinion of the FDIC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the FDIC could require that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

Branching

California law permits California banks, such as the Bank, to establish an additional banking office with notice to the DFPI. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including a bank’s financial condition and management. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. A bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

Anti-Money Laundering Laws

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for Bank Secrecy Act compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain Bank Secrecy Act violations and instituting whistleblower incentives and protections.

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

The Dodd-Frank Act centralized responsibility for federal consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

Risks Related To the COVID-19 Pandemic

The COVID-19 pandemic may adversely affect our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of the COVID-19 coronavirus and the resulting “stay at home” orders and travel restrictions have caused severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Moreover, the pandemic has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19 may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area.

There continue to be broad concerns and uncertainty related to the potential effects of the coronavirus or COVID-19 outbreak. If the coronavirus has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and the results of operations could be materially and adversely affected.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. During 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 0.10% during 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

Management expects the Company’s net interest income and non-interest income may decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus and the actions by the Federal Reserve with respect to interest rates. The spread of COVID-19 and its impact on the economy heightens the risk associated with many of the risk factors described in this report, such as those related to loan losses and our reliance on our executives and third party service providers, for example. The amount of impact on the Company’s financial results is uncertain. We face the risk, however, that we may experience a material adverse effect to our business, financial condition, and results of operations as a result of the COVID-19 pandemic.

Risks Related to the Banking Business and our Strategy

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

We conduct our banking operations primarily in the greater San Francisco Bay Area of Northern California and we recently expanded to Sacramento, California. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2020 were secured by properties and collateral located in California. As of such date, approximately 77% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California. The balance of our other loans were made primarily to borrowers located in other areas of California and were secured by properties located in the state. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2020, approximately 44% of our loan portfolio was comprised of commercial real estate and other loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and land development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2020 the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) 40%; commercial and industrial 30%; and construction and land 3%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2020, we had 21 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.

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

A subset of our commercial and industrial loans are structured as Asset Based Lending (“ABL”) loans. Generally, our ABL loans are structured as callable and cancelable transactions. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2020, ABL loans totaled approximately $40.8 million, or 3% of our loan portfolio.

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

Our 10 largest borrowing relationships accounted for approximately 12% of our loans at December 31, 2020. Our largest single borrowing relationship accounted for approximately 2% of our loans at December 31, 2020. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

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

As a commercial bank, we provide services to a number of customers whose deposit levels vary considerably. Our 10 largest depositor relationships accounted for approximately 19% of our deposits at December 31, 2020. Our largest depositor relationship accounted for approximately 3% of our deposits at December 31, 2020. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

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

We face significant capital and other regulatory requirements as a financial institution. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to support our growth, absorb any losses and to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

Our operations and our customers are primarily located in the Northern California where natural and other disasters may occur. The region is vulnerable to natural disasters, such as earthquakes, fires, droughts and floods. These types of natural catastrophic events may disrupt the local economies, our business and customers in these regions. These events could affect the stability of the Bank’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, any of which could materially adversely affect our business and operating results.

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

Furthermore, we intend to continue to improve the effectiveness of our internal controls by hiring additional personnel, utilizing outside consultants and accountants to supplement our internal staff as needed, improving our IT systems, and implementing additional policies and procedures. We anticipate incurring costs in connection with these improvements to our internal control system. If we are unsuccessful in implementing these improvements, we may not be able to accurately and timely report our financial results, conclude on an ongoing basis that we have effective controls over financial reporting or prevent a material weakness in our internal controls over financial reporting, each of which could have a significant and adverse effect on our business, reputation and the market price of our common stock.

In connection with the audit of our 2019 financial statements, we identified a material weakness in our internal controls over financial reporting.

In connection with the preparation of our 2019 financial statements, the Company identified a material weakness regarding the precision of review in SEC filings and financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to the need for improved precision in the review of aspects of our SEC filings and financial reporting. Specifically, we did not have effective processes and procedures in place (1) to formally document management’s review of our financial statements and footnotes included in our SEC filings to ensure timeliness and accuracy of filings; (2) to consistently use checklists regarding Generally Accepted Accounting Principles and SEC disclosure requirements as part of the SEC filing process to ensure that required disclosures are complete and accurate; (3) to identify subsequent events during an open subsequent period necessary to ensure proper disclosure; and (4) to develop, maintain and review on a regular basis a listing of related parties, as defined by SEC Regulation S-K. While this deficiency did not result in a restatement of any previously reported annual or interim consolidated financial statements, our management concluded at that time that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.

Management has remediated this material weakness as of December 31, 2020, and demonstrated that these controls have been performing as designed for a sufficient period of time, by increasing the capacity of management in this area and implementing appropriate processes, procedures and controls to ensure the accuracy and precision of review in SEC filings and financial reporting. However, there is no assurance that our remedial actions will prevent weaknesses from reoccurring. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory shareholder vote on executive compensation and golden parachute payments, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit partner rotation or a supplement to the auditor’s report providing additional information about our audit and the financial statements (auditor discussion and analysis). As a result of the foregoing, the information that we provide shareholders may be different than what is available with respect to other public companies.

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

Risks Related to Regulations, the E-Business Environment, and Our Industry

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

Bank regulatory agencies, including the Federal Reserve, FDIC and the DFPI, periodically conduct examinations of our business, including for compliance with laws and regulations, and could subject us to regulatory enforcement actions or other negative consequences.

Bank regulatory agencies, including the Federal Reserve, the FDIC and the DFPI, periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. The CFPB also has authority to take enforcement actions, including cease-and desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If a bank regulatory agency determines that we have violated a law or engaged in an unsafe or unsound practice, we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, memoranda of understanding and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. The Company could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

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

General Risk Factors

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, are difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located at 1300 Clay Street, Suite 500, Oakland, California. The Bank operates branch offices in Walnut Creek and San Jose, California and loan production offices in Walnut Creek, San Jose, Sacramento and Oakland. All of our offices are leased.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

The Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “CALB” on March 1, 2020. The closing price for our common stock on December 31, 2020 was $15.56 per share.

As of December 31, 2020, there were approximately 200 shareholders of record. This number does not include shareholders who maintain their shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of, or identities of, these shareholders.

Dividends

We have not paid dividends in recent years. It has been our policy to retain earnings to support our future growth rather than paying dividends.

As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, the Bank, to pay cash dividends. The ability of the Bank (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could be in the future further influenced by bank regulatory requirements and approvals and capital guidelines.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to shareholder and on the Bank to pay dividends to the Company see “Item 1—Business—Supervision and Regulation—Regulation of the Company” and “Item 1—Business—Supervision and Regulation—Regulation of the Bank.”

Item 6. Selected Financial Data

Selected Financial Data

The following tables sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. Please review the following financial data in conjunction with the other information contained in this report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes thereto included elsewhere in this report.

	For the Years ended December 31,
(Dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$53,019	$49,078
Interest expense	8,102	8,140

Net interest income	44,917	40,938
Provision for loan losses	4,880	2,326

Net interest income after provision for loan losses	40,037	38,612
Other income	4,012	4,248
Other expenses	37,809	33,223

Income before taxes	6,240	9,637
Income taxes	1,937	2,636

Net income	$4,303	$7,001

Per Share Data:
Basic earnings per share	$0.53	$0.87
Diluted earnings per share	$0.53	$0.86

Performance Measures:
Return on average assets	0.25%	0.66%
Return on average tangible equity (1)	3.41%	5.87%
Net interest margin	2.76%	4.12%
Efficiency ratio	77.27%	73.52%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	December 31,
(Dollars in thousands)	2020	2019
Balance Sheet Data:
Assets	$1,905,779	$1,152,034
Loans, net	$1,355,482	$941,132
Deposits	$1,532,206	$988,236
Shareholders’ equity	$136,410	$130,256

Asset Quality Data:
Allowance for loan losses / gross loans	1.03%	1.17%
Allowance for loan losses / nonperforming loans	6030.34%	402.29%
Nonperforming assets / total assets	0.01%	0.24%
Nonperforming loans / gross loans	0.02%	0.29%

Capital Adequacy Measures:
Tier I leverage ratio	7.49%	10.64%
Tier I risk-based capital ratio	10.11%	10.58%
Total risk-based capital ratio	13.22%	11.99%

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Allowance for Loan Losses

Credit risk is inherent in the business of extending loans to borrowers. Due to this risk, the Company must maintain an allowance for loan losses that management believes is adequate to absorb estimated probable losses on existing loans that may become uncollectible. This reserve is established through a provision for loan losses that is recorded to expense. Loans are charged against the reserve when management believes with certainty that the loan balance will not be collectible. Any cash received on previously charged-off amounts is recorded as a recovery to the reserve. The Company formally re-evaluates and establishes the appropriate level of the allowance for loan losses on a quarterly basis.

The allowance for loan losses consists of specific and general reserves. The specific reserve relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and also classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral (less costs to sell) if the loan is collateral dependent, or on the present value of expected future cash flows or values that are observable on the secondary market if the loan is not collateral dependent. The general reserve relates to all non-impaired loans. In determining the general reserve, management applies quantitative and qualitative factors to each segment of the loan portfolio. Quantitative factors primarily include the Company’s historical delinquency and loss experience. For segments of the loan portfolio where the Company has no significant prior loss experience, management uses quantifiable observable industry data to determine the amount of potential loss to include in the reserve. Qualitative factors supplement the quantitative factors applied to each segment of the loan portfolio and include: levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration. While management uses the best information available to make its evaluation, future adjustments to the allowance for loan losses may be necessary if there are significant changes in economic or other conditions that affect the current risk profile of the loan portfolio.

Other Significant Accounting Policies

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2020, included elsewhere in this Report.

COVID-19

Since early 2020, the COVID-19 pandemic has caused a substantial disruption to the economy, as well as a heightened level of uncertainty about the scope and longevity of its impact. In response to the pandemic, we have implemented a multi-pronged approach to address the challenges caused by the effects of this pandemic. Our approach includes ensuring the safety of our employees and the communities that we serve and developing new and temporarily revised programs that are responsive to the needs of our loan and deposit customers. As we continue to closely monitor COVID-19 developments, we remain focused on our ability to navigate these challenging conditions and the underlying strength and stability of our Company. For information regarding the specific business impact to the Company regarding COVID-19, see Note 2 of the consolidated financial statements, which are included elsewhere in this Report.

Non-GAAP Financial Measures

Some of the financial measures discussed in this Report are considered non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles.

The following tables reflect the details of the non-GAAP financial measures the Company included in this Report. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Return on average tangible common equity:
Net income	$4,303	$7,001
Tangible equity:
Average equity	$133,535	$126,717
Average goodwill / core deposit intangible	7,575	7,616

Tangible equity	$125,960	$119,101

Return on average tangible common equity	3.42%	5.88%

(Dollars in thousands)	December 31, 2020	December 31, 2019
Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans:
Allowance for loan loss	$14,111	$11,075
Gross loans	1,369,070	949,652
Less: PPP loans	306,373	—

Gross loans, net of PPP loans	1,062,697	949,652

Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans	1.33%	1.17%

(Dollars in thousands)	December 31, 2020	December 31, 2019
Yield on average gross loans, excluding PPP loans:
Interest income on average gross loans	$51,401	$46,915
Less: interest income on average PPP loans	2,496	—
Less: amortization of fees (costs) pertaining to PPP loans	3,205	—

Interest income on average gross loans, net of PPP loans	45,700	46,915
Average gross loans	1,219,324	903,922
Less: Average PPP loans	248,267	—

Average gross loans, net of average PPP loans	971,057	903,922

Yield on average gross loans, excluding PPP loans	4.71%	5.19%

Results of Operations:

Overview

For the years ended December 31, 2020 and 2019, net income was $4.3 million and $7.0 million, respectively. The decrease of $2.7 million, or 39%, was primarily attributable to increases in the provision for credit losses and operating expenses, offset in part by an increase in interest income.

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

Net interest income for the year ended December 31, 2020, was $44.9 million, an increase of $4.0 million, or 10% over $40.9 million for the year ended December 31, 2019. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization of fees collected on PPP loans and an increase in the volume of average earning assets, offset by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity.

Average total interest-earning assets increased by $636.9 million, or 64% to $1.63 billion in the year ended December 31, 2020 from $992.7 million for the year ended December 31, 2019. For the year ended December 31, 2020, growth in average deposits outpaced growth in average loans when compared to the same period of 2019 as the Company worked to strengthen liquidity. Average deposit balances for the year ended December 31, 2020 grew $414.7 million, or 46%, from the year ended December 31, 2019, while average loans grew $315.4 million, or 35%, for the same period. As a result, the average loan to deposit ratio for the year ended December 31, 2020 was 93.2% down from 101.1% for the same time period of 2019 and the yield on average earning assets decreased 169 basis points to 3.25% from 4.94%.

In addition, the average yield on total average gross loans for the year ended December 31, 2020 was 4.22%, a decrease of 97 basis points compared to 5.19% in the same period one year earlier. Excluding PPP loans, the average yield on total average gross loans in the year ended December 31, 2020 was 4.71%.

Of the $414.7 million increase in average total deposit balances year over year, $224.1 million was attributable to noninterest-bearing deposits and $190.6 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.85% during the year ended December 31, 2020 compared to 1.31% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 33 basis points to 0.48% in the year ended December 31, 2020 compared to 0.81% in the in the same period of 2019.

As a result, the net interest margin decreased by 136 basis points to 2.76% for the year ended December 31, 2020, compared to 4.12% for the year ended December 31, 2019.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020			2019
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,219,324	4.22%	$51,401	$903,922	5.19%	$46,915
Federal funds sold	371,476	0.18%	685	50,891	1.96%	999
Investment securities	38,815	2.40%	933	37,867	3.07%	1,164

Total interest earning assets	1,629,615	3.25%	53,019	992,680	4.94%	49,078

Noninterest-earning assets:
Cash and due from banks	20,810			19,663
All other assets (2)	62,991			52,109

TOTAL	$1,713,416			$1,064,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$28,559	0.13%	$36	$24,451	0.10%	$24
Money market and savings	547,592	0.88%	4,795	411,745	1.17%	4,806
Time	165,630	0.91%	1,510	114,977	2.07%	2,379
PPLF borrowings	217,858	0.35%	766	—	0.00%	—
Other borrowings	31,616	3.15%	995	29,717	3.13%	931

Total interest-bearing liabilities	991,255	0.82%	8,102	580,890	1.40%	8,140

Noninterest-bearing liabilities:
Demand deposits	566,783			342,720
Accrued expenses and other liabilities	21,843			14,125
Shareholders’ equity	133,535			126,717

TOTAL	$1,713,416			$1,064,452

Net interest income and margin (3)		2.76%	$44,917		4.12%	$40,938

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees / (costs) of $1.6 million and $(1.1) million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $12.3 million and $11.1 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the years ended December 31, 2020 and 2019. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Years Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$5,546	$(1,060)	$4,486
Federal funds sold	6,312	(6,626)	(314)
Investment securities	275	(506)	(231)

Interest expense:
Deposits
Demand	5	7	12
Money market and savings	1,182	(1,193)	(11)
Time	407	(1,276)	(869)
Borrowings	388	442	830

Net interest income	$10,151	$(6,172)	$3,979

Interest Income

Interest income increased by $3.9 million in for the year ended December 31, 2020 compared to the same period of 2019, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $4.5 million in the year ended December 31, 2020 compared to the same period of 2019 was comprised of $5.5 million attributable to an approximate $315.4 million increase in average loans outstanding, offset by approximately $1.1 million attributable to the decrease in the yield earned on loans to 4.22% from 5.19%. See Note 2 to the consolidated financial statements for additional information regarding the impact on interest income related to PPP loans.

Interest Expense

Interest expense decreased by $38,000 during the year ended December 31, 2020 compared to the same period of 2019. Overall, the impact on interest expense from the growth in the deposit portfolio was offset by decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in for the year ended December 31, 2020 compared to the same period one year earlier decreased 58 basis points to 0.82% from 1.40%.

Provision for Credit Losses

We made provisions for loan losses of $4.9 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. We recorded net loan charge-offs of $1.9 million in the year ended December 31, 2020 compared to net loan charge-offs of $2.1 million during the same period of 2019. During the year ended December 31, 2020, the Company charged-off a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for loan loss as a percent of outstanding loans was 1.03% at December 31, 2020 and 1.17% at December 31, 2019. The decrease in the reserve percentage reflects the impact of PPP loans which are guaranteed by the SBA. The reserve percentage excluding PPP loans was 1.33% (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Loan losses in “Financial Condition—Allowance for Loan Losses”.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and other fees	$2,949	$3,003	$(54)	-2%
Gain on sale of SBA loans	—	253	(253)	-100%
Earnings on BOLI	570	528	42	8%
Other	493	464	29	6%

Total noninterest income	$4,012	$4,248	$(236)	-6%

Noninterest income decreased by $236,000 or 6% for the year ended December 31, 2020 compared to the same period of 2019. The decrease was primarily attributable to a decrease in gains recognized on the sale of SBA loans.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$22,122	$20,674	$1,448	7%
Premises and equipment	4,755	3,502	1,253	36%
Professional fees	3,558	2,585	973	38%
Data processing	2,366	1,883	483	26%
Other	5,008	4,579	429	9%

Total noninterest expense	$37,809	$33,223	$4,586	14%

During the year ended December 31, 2020, non-interest expenses increased by $4.6 million or 14% to $37.8 million compared to $33.2 million in the same period of 2019.

Operating expenses for the year ended December 31, 2020 included increases in salaries and benefits related to the investment in our business, professional and legal fees related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares, and occupancy and equipment from the expansion of facilities due to the growth of our business.

Provision for Income Taxes

Income tax expense was $1.9 million for the year ended December 31, 2020 which compared to $2.6 million for the same period one year earlier. The effective tax rates for those time periods were 31.0% and 27.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2020 was the result of an adjustment to the amortization schedule of an individual low income housing tax credit investment.

Financial Condition:

Overview

Total assets of the Company were $1.91 billion as of December 31, 2020 compared to $1.15 billion as of December 31, 2019. The increase in assets was driven by an increase in both the loan portfolio and federal funds sold. Growth in assets was primarily funded by growth in deposits and other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $491.4 million or 44% from December 31, 2019 to December 31, 2020, primarily due to the loans funded under the PPP which were primarily classified as SBA loans. The loan portfolio at December 31, 2020 was comprised of approximately 30% of commercial and industrial loans compared to 41% at December 31, 2019. In addition, commercial real estate loans comprised 43% of our loans at December 31, 2020 compared to 58% at December 31, 2019. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and their percentage distribution at December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	414,548	389,746
Real estate—other	550,690	502,929
Real estate—construction and land	37,193	42,519
SBA	317,564	12,830
Other	49,075	1,628

Total loans, gross	1,369,070	949,652
Deferred loan origination costs, net	523	2,555
Allowance for loan losses	(14,111)	(11,075)

Total loans, net	1,355,482	941,132

Commercial and industrial	30%	41%
Real estate—other	40%	53%
Real estate—construction and land	3%	5%
SBA	23%	1%
Other	4%	0%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of December 31, 2020. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

	Due in One Year Or Less	Over One Year But Less Than Five Years			Loans With
(Dollars in thousands)			Over Five Years	Total	Fixed Rates (1)	Variable Rates
Commercial and industrial	$124,810	$137,440	$152,298	$414,548	$235,080	$179,468
Real estate—other	25,795	169,700	355,195	550,690	239,919	310,771
Real estate—construction and land	19,318	5,204	12,671	37,193	12,707	24,486
SBA	532	307,700	9,332	317,564	306,576	10,988
Other	3	902	48,170	49,075	47,828	1,247

Total loans, gross	$170,458	$620,946	$577,666	$1,369,070	$842,110	$526,960

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at December 31, 2020. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans. See “Part I—Financial Information, Notes to Consolidated Financial Statements, Footnote 2—Business Impact of COVID-19” for additional discussion of loan modifications that have occurred under the CARES Act.

The following table presents information regarding the Company’s nonperforming and restructured loans at December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Nonaccrual loans	$234	$2,753
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	234	2,753
Foreclosed assets	—	—

Total nonperforming assets	$234	$2,753

Performing TDR’s	$—	$646

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended December 31, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,951	596	(341)	662	12	4,880
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	132	—	—	—	—	132

Ending balance	$8,923	$3,877	$681	$604	$26	$14,111

Year ended December 31, 2019
Beginning balance	$5,401	$3,677	$1,524	$172	$26	$10,800
Provision for loan losses	3,220	(396)	(502)	15	(11)	2,326
Charge-offs	(1,951)	—	—	(137)	(1)	(2,089)
Recoveries	38	—	—	—	—	38

Ending balance	$6,708	$3,281	$1,022	$50	$14	$11,075

Our provision of $4.9 million for the year ended December 31, 2020 reflects an increase to qualitative assessments from the potential impact of the COVID-19 pandemic as well as modest loan growth, offset by improvements in other qualitative assessments. As of December 31, 2020, our most direct potential exposure to the COVID-19 environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the COVID-19 environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants. The provision reflects a heavier allocation toward commercial and installment loans due to COVID-19 and less toward real estate segments.

Investment Portfolio

Our investment portfolio is comprised of debt securities. We use two classifications for our investment portfolio: available-for-sale (AFS) and held-to-maturity (HTM). Securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Securities not classified as held-to-maturity securities are classified as “investment securities available-for-sale” and reported at fair value. At December 31, 2020 and 2019, we had no held-to-maturity investments.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of December 31, 2020 and 2019.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

At December 31, 2019:
Mortgage backed securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At December 31, 2020, approximately 44% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at December 31, 2020 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 43% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at December 31, 2020, which provide our customers with interest and liquidity. Time deposits comprised the remaining 13% of our deposits at December 31, 2020.

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

(Dollars in thousands)	Balance	% of Total
At December 31, 2020:
Demand noninterest-bearing	$673,100	44%
Demand interest-bearing	34,869	2%
Money market and savings	623,603	41%
Time	200,634	13%

Total deposits	$1,532,206	100%

At December 31, 2019:
Demand noninterest-bearing	$387,267	39%
Demand interest-bearing	25,178	3%
Money market and savings	455,436	46%
Time	120,355	12%

Total deposits	$988,236	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 19% of deposits were represented by the 10 largest depositors as of December 31, 2020. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

Interest Rate Risk Management

We measure our interest rate sensitivity through the use of a simulation model. The model incorporates the contractual cash flows and re-pricing characteristics from each financial instrument, as well as certain management assumptions. The model also captures the estimated impacts of optionality and duration and their expected change due to changes in interest rates and the shape of the yield curve. We manage our interest rate risk through established policies and procedures. We measure both the potential short term change in earnings and the long term change in market value of equity on a quarterly basis. Both measurements use immediate rate shocks that assume parallel shifts in interest rates up and down the yield curve in 100 basis point increments. There are eight scenarios comprised of rate changes up or down to 400 basis points. We have established policy thresholds for each of these eight scenarios. In the current interest rate environment, however, we do not consider a decrease in interest rates that is greater than 25 basis points. The impact on earnings for one year and the change in market value of equity are limited to a change of no more than (7.5)% for rate changes of 100 basis points, no more than (15.0)% for changes of 200 basis points, no more than (20.0)% for rate changes of 300 basis points, and no more than (25.0)% for rate change of 400 basis points. The objective of these various simulation scenarios is to optimize the risk/reward equation for our future earnings and capital. Based upon the results of these various simulations and evaluations, we are positioned to be moderately asset sensitive, with earnings increasing in a rising rate environment.

The following table sets forth the estimated changes on the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2020.

(Dollars in thousands)	Estimated Net Interest Income	Percent Change From Actual
Change in interest rates (basis points):
+400	$75,604	28.6%
+300	$71,678	21.9%
+200	$67,531	14.8%
+100	$63,262	7.6%
-100	$(59,245)	-0.7%

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2020 and 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2020, the capital conservation buffer was 2.50%.

At December 31, 2020, the Bank had a Tier 1 risk based capital ratio of 10.80%, a total capital to risk-weighted assets ratio of 12.33%, and a leverage ratio of 8.02%. At December 31, 2019, the Bank had a Tier 1 risk based capital ratio of 10.38%, a total capital to risk-weighted assets ratio of 11.79%, and a leverage ratio of 10.44%. On September 30, 2020, the Company issued and sold a 5.00% fixed-to-floating rate subordinated note due in 2030 with a principal amount of $20.0 million. The Company used the net proceeds to repay $12.0 million of outstanding indebtedness, purchase a $2.0 million sub-debt investment and contributed $6.0 million to the Bank as additional Tier 1 capital.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

CALIFORNIA BANCORP

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOR THE YEAR ENDED DECEMBER 31, 2020

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

California BanCorp

Oakland, California

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of California BanCorp (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2011.

/s/ Crowe LLP

Sacramento, California

March 25, 2021

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$22,485	$19,579
Federal funds sold	396,032	94,763

Total cash and cash equivalents	418,517	114,342
Investment securities, available for sale	55,093	28,555
Loans, net of allowance for losses of $14,111 and $11,075 at December 31, 2020 and December 31, 2019, respectively	1,355,482	941,132
Premises and equipment, net	5,778	3,668
Bank owned life insurance (BOLI)	23,718	22,316
Goodwill and other intangible assets	7,554	7,595
Accrued interest receivable and other assets	39,637	34,426

Total assets	$1,905,779	$1,152,034

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$673,100	$387,267
Interest bearing	859,106	600,969

Total deposits	1,532,206	988,236
Other borrowings	189,043	10,000
Junior Subordinated debt securities	24,994	4,977
Accrued interest payable and other liabilities	23,126	18,565

Total liabilities	1,769,369	1,021,778
Commitments and Contingencies (Note 8)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,171,734 and 8,092,966 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	107,948	106,427
Retained earnings	27,821	23,518
Accumulated other comprehensive income, net of taxes	641	311

Total shareholders’ equity	136,410	130,256

Total liabilities and shareholders’ equity	$1,905,779	$1,152,034

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019
Interest income
Loans	$51,401	$46,915
Federal funds sold	685	999
Investment securities	933	1,164

Total interest income	53,019	49,078
Interest expense
Deposits	6,341	7,209
Borrowings and subordinated debt	1,761	931

Total interest expense	8,102	8,140
Net interest income	44,917	40,938
Provision for loan losses	4,880	2,326

Net interest income after provision for loan losses	40,037	38,612
Non-interest income
Service charges and other fees	2,949	3,003
Gain on the sale of SBA loans	—	253
Other	1,063	992

Total non-interest income	4,012	4,248
Non-interest expense
Salaries and benefits	22,122	20,674
Premises and equipment	4,755	3,502
Professional fees	3,558	2,585
Data processing	2,366	1,883
Other	5,008	4,579

Total non-interest expense	37,809	33,223
Income before provision for income taxes	6,240	9,637
Provision for income taxes	1,937	2,636

Net income	$4,303	$7,001

Earnings per common share
Basic	$0.53	$0.87

Diluted	$0.53	$0.86

Average common shares outstanding	8,131,325	8,048,793

Average common and equivalent shares outstanding	8,169,082	8,132,093

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Net Income	$4,303	$7,001
Other comprehensive income
Unrealized gains on securities available for sale	400	440
Reclassification adjustment for realized loss on securities available for sale	70	—
Tax effect	(140)	(130)

Total other comprehensive income	330	310

Total comprehensive income	$4,633	$7,311

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	7,993,908	$104,561	$16,517	$1	$121,079
Stock awards issued and related compensation expense	32,275	1,252	—	—	1,252
Stock options exercised	66,783	614	—	—	614
Net income	—	—	7,001	—	7,001
Other comprehensive income	—	—	—	310	310

Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256
Stock awards issued and related compensation expense	71,001	1,596	—	—	1,596
Shares withheld to pay taxes on stock based compensation	(17,369)	(322)	—	—	(322)
Stock options exercised	25,136	247	—	—	247
Net income	—	—	4,303	—	4,303
Other comprehensive income	—	—	—	330	330

Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,303	$7,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,880	2,326
Provision for deferred taxes	205	(585)
Depreciation	1,399	880
Deferred loan fees, net	2,270	25
Accretion on discount of purchased loans, net	(239)	(327)
Stock based compensation, net	1,274	1,252
Increase in cash surrender value of life insurance	(570)	(552)
Discount on retained portion of sold loans, net	(214)	32
Loss on sale of investment securities, net	70	—
Gain on sale of loans, net	—	(253)
Increase (decrease) in accrued interest receivable and other assets	(2,503)	1,249
Decrease in accrued interest payable and other liabilities	3,878	1,431

Net cash provided by operating activities	14,753	12,479

Cash flows from investing activities:
Purchase of investment securities	(44,075)	—
Proceeds from sales of investment securities	7,646	—
Proceeds from principal payments on investment securities	9,742	15,130
Purchase of loans	(49,127)	—
Net increase in loans	(371,921)	(106,804)
Purchase of low income tax credit investments	(1,402)	(2,437)
Purchase of Federal Home Loan Bank stock	(362)	(866)
Purchase of premises and equipment	(3,507)	(2,503)
Purchase of bank-owned life insurance policies	(832)	(3,958)

Net cash used for investing activities	(453,838)	(101,438)

Cash flows from financing activities:
Net increase in customer deposits	543,970	113,982
Proceeds from short term and overnight borrowings, net	179,043	10,000
Proceeds from issuance of subordinated debt	20,000	—
Proceeds from exercised stock options	247	614

Net cash provided by financing activities	743,260	124,596

Increase in cash and cash equivalents	304,175	35,637

Cash and cash equivalents, beginning of period	114,342	78,705

Cash and cash equivalents, end of period	$418,517	$114,342

Supplemental disclosure of cash flow information:
Transfer of SBA loans to held-for-sale from loan portfolio	$—	$2,878
Recording of right to use assets and operating lease liabilities	$4,182	$8,400
Cash paid during the year for:
Interest	$8,008	$7,912
Income taxes	$165	$2,620

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”), which offers a broad range of commercial banking services to closely held businesses and professionals located throughout Northern California. The Bank has 2 full service branches in California located in Contra Costa County and Santa Clara County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.

The Company’s common stock trades on the Nasdaq Global Select marketplace under the symbol CALB.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting policies and standards generally accepted in the United States of America (GAAP), as well as prevailing practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, California Bank of Commerce. All intercompany accounts have been eliminated. The Company has no significant business activities other than its investment in the Bank.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at December 31, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 2 to the consolidated financial statements for additional information regarding the COVID-19 pandemic.

Reclassifications

Certain prior balances in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Specifically, we have modified how we disclose our loan segments to be purpose-based versus collateral-based (as previously disclosed) so that there is more transparency to our SBA loan portfolio which now consists largely of Paycheck Protection Program loans under the CARES Act. As a result, balances for the prior year in the consolidated statements have been reclassified. These reclassifications had no effect on current or prior year net income, shareholders’ equity, total gross loan balances, or the overall balance of the allowance for credit losses.

Subsequent Events

Management has reviewed all events through the date these consolidated financial statements were filed with the SEC and concluded that no event required any adjustment to the balances presented. See Note 2 to the consolidated financial statements for additional information regarding the COVID-19 pandemic and its impact on our business.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, amounts held at the Federal Reserve Bank, and Federal funds sold. The Company is required to maintain reserves against certain of the deposit accounts with the Federal Reserve Bank. Federal funds are generally sold and purchased for one-day periods.

Investment Securities

Investment securities are classified into the following categories:

•

Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•	Held-to-maturity securities, which management has the positive intent and ability to hold, are reported at amortized cost adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase. Subsequent transfers between categories are accounted for at fair value.

Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. Premiums and discounts are amortized, or accreted, over the life of the related security as an adjustment to income using the level yield method adjusted for changes in principal prepayment speeds. Realized gains and losses on the sale of investment securities are reported in non-interest income and computed using the specific identification method.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, and the reasons underlying the decline to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances net of unamortized deferred origination fees and costs, any unamortized premiums or discounts on purchased or acquired loans, and the allowance for loan losses.

Loans acquired through a portfolio purchase, or through a business combination, are recorded at their fair value on the date of acquisition. Credit discounts or premiums are included in the determination of fair value; therefore, an allowance for loan losses is not required or recorded on the date of acquisition. Should the Company’s methodology for determining the allowance for loan losses indicate that any credit discount is no longer sufficient to cover probable losses inherent in the acquired loans, an appropriate increase to the allowance for loan losses will be established through a charge to the provision for loan losses. During the year ended

December 31, 2020, the Company purchased two residential solar loan portfolios totaling $49.1 million, net of credit discounts. These portfolios are reflected in the category “other” within Note 4 of the consolidated financial statements.

Interest on loans, including purchased or acquired loans, is accrued on the unpaid principal balance and is credited to income using the effective yield interest method.

Deferred origination fees and costs, and the accretion (amortization) of any discount (premium) related to acquired loans, are amortized over the contractual life of the loan through interest income as an adjustment to the effective loan yield.

Allowance for Loan Losses

Credit risk is inherent in the business of extending loans to borrowers. Due to this risk, the Company must maintain an allowance for loan losses that management believes is adequate to absorb estimated probable losses on existing loans that may become uncollectible. This reserve is established through a provision for loan losses that is recorded to expense. Loans are charged against the reserve when management believes with certainty that the loan balance will not be collectible. Any cash received on previously charged-off amounts is recorded as a recovery to the reserve. The Company formally re-evaluates and establishes the appropriate level of the allowance for loan losses on a quarterly basis.

The allowance for loan losses consists of specific and general reserves. The specific reserve relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and also classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral (less costs to sell) if the loan is collateral dependent, or on the present value of expected future cash flows or values that are observable on the secondary market if the loan is not collateral dependent. The general reserve relates to all non-impaired loans. In determining the general reserve, management applies quantitative and qualitative factors to each segment of the loan portfolio. Quantitative factors primarily include the Company’s historical delinquency and loss experience. For segments of the loan portfolio where the Company has no significant prior loss experience, management uses quantifiable observable industry data to determine the amount of potential loss to include in the reserve. Qualitative factors supplement the quantitative factors applied to each segment of the loan portfolio and include: levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration. While management uses the best information available to make its evaluation, future adjustments to the allowance for loan losses may be necessary if there are significant changes in economic or other conditions that affect the current risk profile of the loan portfolio.

Accrued Interest Receivable on Loans

Interest receivable is only accrued if deemed collectible. It is the Company’s policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent (unless the loan is well secured and in the process of collection), or earlier if the timely collection of contractual payments appears doubtful. At the time a loan is placed on non-accrual, accrued interest is reversed out of interest income. Cash payments subsequently received on non-accrual loans are recognized as income only where the future collection of the remaining principal is considered by management to be probable. Loans are restored to accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

Loan Commitments and Related Financial Instruments

In the ordinary course of business, the Company is party to financial instruments with off-balance sheet risk, such as commitments to make loans and commercial letters of credit, in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these types of commitments as it does for loans included on the balance sheet. Such financial instruments are recorded on the balance sheet at the time they are funded.

Loan Sales and Servicing

The Company has the ability to hold for sale the conditionally guaranteed portion of certain loans that are guaranteed by the Small Business Administration (“SBA loans”). At the time that the Company deems a loan to be held for sale, it is carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. At December 31, 2020 and 2019, the Company did not have any loans held for sale.

Gains or losses on SBA loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans are generally sold with loan servicing retained by the Company. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Impairment is determined by stratifying the servicing rights based on interest rates and terms. The amount of the impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. As of December 31, 2020 and 2019, the Company had servicing assets of $275,000 and $362,000, respectively.

Premises and Equipment

The Company’s premises and equipment are carried at cost, less accumulated depreciation and amortization. Premises and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets. The useful lives of furniture, fixtures and equipment are estimated to be 3 to 5 years. Leasehold improvements are amortized over the lesser of the respective lease term (including renewal periods that are reasonably assured) or their useful lives, which are generally 7 to 14 years.

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

Leases

At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, the Company recognizes on the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In discounting the lease payments, the Company uses an incremental borrowing rate represented by the rate it could borrow from the FHLB plus an appropriate credit spread. The Company is impacted as a lessee of the offices and real estate used for operations. The Company’s lease agreements include options to renew at the Company’s option. No lease extensions are reasonably certain to be exercised, therefore none were considered in the calculation of the ROU asset and lease liability.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank (the “FHLB”). The investment, which is reported in other assets, is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. No impairment has been recorded to date. Both cash and stock dividends from the FHLB are reported as income.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain current and former executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Low Income Housing Tax Credits

The Company accounts for low income housing tax credits and the related qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). As the Company disburses cash to satisfy capital calls, other assets are increased. Over time, as the tax credits and other tax benefits of the project are realized by the Company, the investment recorded in other assets is reduced using the proportional amortization method.

The Company had investments in low income housing tax credits with gross commitments (including amounts funded and unfunded) of $13.6 million at December 31, 2020 and 2019. During 2020, the Company did not add any new investments and had $1.4 million in capital calls throughout the year. During 2019, the Company added a new investment with a commitment amount of $2.1 million and had $2.4 million in capital calls throughout the year.

The investment balances outstanding were $8.6 million and $9.7 million at December 31, 2020 and 2019, respectively, and are reflected in other assets on the consolidated balance sheet. Total commitments remaining for future capital calls were $2.3 million and $3.7 million, at December 31, 2020 and 2019, respectively and are reflected in other liabilities on the consolidated balance sheet.

For the years ended December 31, 2020 and 2019, the Company recognized tax benefits of $263,000 and $175,000, respectively, which were included within income tax expense on the statements of income.

For tax purposes, the Company recorded tax credit and other benefits of $822,000 and $1.3 million, for the years ended December 31, 2020 and 2019, respectively. The Company recorded low income housing credit investment amortization of $1.1 million for both of the years ended December 31, 2020 and 2019.

Other Real Estate Owned

Other real estate owned consist of properties acquired through foreclosure. The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any income from the properties after acquiring them, it includes this amount in other non-interest income. If the Company records any write-downs, or incurs any operating expenses, on such properties after acquiring them, it includes this amount in other non-interest expense. At December 31, 2020 and 2019, the Company did not have any properties acquired through foreclosure.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. The Company utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and the liabilities assumed is recorded as goodwill.

Goodwill and Other Intangibles

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess, and the carrying value of the goodwill is reduced accordingly. The Company’s goodwill resulted from the acquisition of Pan Pacific Bank in 2015, and is the only intangible asset with an indefinite life on the consolidated balance sheet. The Company completed an impairment analysis of goodwill as of December 31, 2020 and determined there was no impairment.

Other intangible assets consist of a core deposit intangible asset resulting from the 2015 acquisition. Core deposit intangible assets are initially measured at fair value and then amortized over their estimated useful life, in this case ten years on a straight-line basis. The Company considers the remaining useful life of its core deposit intangible asset each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining life were to change, the carrying amount is amortized prospectively over the revised remaining useful life. The Company has not revised its estimate of the useful life of its core deposit intangible asset for the years ended December 31, 2020 and 2019. As of December 31, 2020 the Company’s core deposit intangible asset was valued at $204,000 with a remaining useful life of 5 years. Assuming no events or circumstances require a revision to the remaining useful life, the future amortization of the Company’s core deposit intangible asset will be approximately $41,000 per year through 2025.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Share-Based Compensation

The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period, using the straight-line method. The vesting period is generally five years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

Earnings Per Share (“EPS”)

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the period. In determining the weighted average number of shares outstanding, vested restricted stock units are included. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of common shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and units, calculated using the treasury stock method. Anti-dilutive shares are not included in the calculation of diluted earnings per share.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019
Net income available to common shareholders	$4,303	$7,001
Weighted average basic common shares outstanding	8,131,325	8,048,793
Add: dilutive potential common shares	37,757	83,300

Weighted average diluted common shares outstanding	8,169,082	8,132,093
Basic earnings per share	$0.53	$0.87

Diluted earnings per share	$0.53	$0.86

Related Party Transactions

Principal stockholders, directors, and executive officers of the Company, their immediate family members, and companies they control or own more than a 10% interest in, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit and bank service transactions. All related party transactions are subject to review and approval pursuant to the Company’s Related Party Transaction policy.

Federal banking regulations require that any extension of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar credit worthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019
Balance, beginning	$4,972	$5,081
New loans	—	—
Advances	—	—
Repayments and other	(57)	(109)

Balance, ending	$4,915	$4,972

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2020 and 2019. The interest income associated with these loans was $269,000 and $274,000 for the years ended December 31, 2020 and 2019, respectively.

Loan commitments outstanding with related parties were $4.1million at both December 31, 2020 and 2019, respectively.

The Company also accepts deposits from related parties, which totaled $42.7 million and $25.4 million at December 31, 2020 and 2019, respectively. The interest expense associated with these deposits was $380,000 and $318,000 for the years ended December 31, 2020 and 2019, respectively.

The Company leased its former Lafayette office from a company owned by a member of the Board of Directors. Rental payments under this agreement were $259,000 and $359,000 for the years ended December 31, 2020 and 2019, respectively. This agreement expired during the third quarter of 2020.

Adoption of New Accounting Standards

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

In August 2018, the FASB issued guidance (“ASU 2018-13”) that eliminated, added and modified certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance was effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities were permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The adoption of this standard did not have a material impact on the Company’s operating results or financial condition.

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

2. BUSINESS IMPACT OF COVID-19

During 2020, the COVID-19 virus aggressively spread globally, including to all 50 states in the United States. The continuing COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of December 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the revised interagency guidance issued in April 2020, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)”, provide banks the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings (“TDRs”) for a limited time to account for the effects of COVID-19. As a result, the Company does not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. However, management continues to evaluate these loans for performance criteria separate from their respective COVID-19 loan modification status. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to December 31, 2020 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements (see “Subsequent Events” below).

Proactive Deferral Program:

As a result of the novel coronavirus COVID-19, during 2020 the Company granted payment deferments on 383 loans with an aggregate outstanding balance of $323.9 million and aggregate monthly principal and interest payments of $3.7 million, none of which are considered to be TDRs, based on the relief provided under the CARES Act described above. The payment deferments were granted initially for up to 90 days, and the Company considered an additional 90 days based on the circumstances on both a macro and micro level at the time. As of December 31, 2020, one loan totaling $3.1 million remained on a deferment plan.

Paycheck Protection Program (PPP):

The Company is also participating in the SBA Paycheck Protection Program (PPP). Key Features of the PPP include:

•	24-month term if originated prior to June 5, 2020; 60-month term for originations subsequent to June 5, 2020

•	Interest-rate of 1%

•

Deferred payments until such time the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period

•

Loan forgiveness if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll); no collateral or personal guarantees are required; neither the government nor lenders will charge any fees

•

Forgiveness dependent on the employer maintaining or quickly rehiring employees and maintaining salary levels; forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease

•	Loans guaranteed by the United States Treasury Department

The Company processed 100% of the approximately 730 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $362.0 million. As of December 31, 2020, loan balances totaling approximately $50.3 million had been approved for forgiveness and the funds remitted to the Company. Additionally, approximately $5.4 million in loan balances had been repaid to the Company directly from our clients. At December 31, 2020, the outstanding balance of the loans funded under the PPP was $306.3 million.

The following table reflects the concentration of loans funded through the Paycheck Protection Program Liquidity Facility (PPPLF) as of December 31, 2020.

	Number of Loans	Principal Balance	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)			PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	264	$37.1	42%	13%	12%	3%
Contractors	95	124.8	15%	5%	41%	9%
Other	273	144.4	43%	14%	47%	11%

Total	632	$306.3	100%	32%	100%	23%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.

The Company’s participation in the PPP had the following impact on the operating results for the fourth quarter and year ended December 31, 2020:

•

Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $2.2 million and $5.0 million during the fourth quarter and year ended December 31, 2020, respectively, including the impact of amortization of deferred fees and origination costs.

•

The Company received $9.1 million in fees during 2020 related to the origination of PPP loans. Recognition of the fees was deferred at origination and is being recognized over the 24 month term of the loans. For the fourth quarter and year ended December 31, 2020, the Company amortized into interest income approximately $2.1 million and $4.3 million, respectively. As clients are accepted for loan forgiveness by the SBA, the remaining fees will be recognized at the time of payoff of the loan.

•

The Company deferred loan origination costs of approximately $2.5 million year-to-date related to PPP loans which are being amortized over the remaining term of the PPP loans. Additionally, the Company deferred loan origination costs of approximately $1.7 million year-to-date related to loan modifications which are being amortized over the remaining term of the modified loans. For the fourth quarter and year ended December 31, 2020, the Company amortized into interest income approximately $602,000 and $1.3 million, respectively.

•

The continued uncertainty regarding the severity and duration of the pandemic and related economic effects considered in our qualitative assessment of the allowance for loan losses resulted in a gross increase in the provision for the fourth quarter and year ended December 31, 2020 of approximately $228,000 million and $3.5 million, respectively. Our overall analysis of the allowance for loan losses considers multiple qualitative factors that may, in part, offset the gross impact on the provision specifically related to COVID-19.

Subsequent Events

As of March 15, 2021, additional PPP loan balances totaling $64.3 million have been forgiven or repaid directly by the borrower and 216 borrowers, with loans totaling $160.6 million, are in the process of completing loan forgiveness applications.

In January 2021, the SBA relaunched the PPP for both first draw and second draw participants that are eligible for the program. Eligible borrowers that previously received a PPP loan may apply for a second draw with the same general loan terms as their first draw PPP loan. The key features of the relaunched program are similar to the initial PPP. As of March 15, 2021, the Company has processed over 90% of the approximately 380 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $107.2 million.

Goodwill

The Company completed an impairment analysis of goodwill as of December 31, 2020 and determined there was no impairment.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).

As part of the Company’s qualitative assessment of goodwill impairment, management considered the triggering event of coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets, including our market capitalization, represents an interim impairment indicator that will require continued evaluation. However, we do not believe that it is more likely than not that a goodwill impairment exists as of December 31, 2020.

3. INVESTMENT SECURITIES

The following table summarizes the amortized cost and estimated fair value of securities available for sale at December 31, 2020 and 2019.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

At December 31, 2019:
Mortgage backed securities	$20,291	$436	$(5)	$20,722
Government agencies	7,824	9	—	7,833
Corporate bonds	—	—	—	—

Total available for sale securities	$28,115	$445	$(5)	$28,555

Net unrealized gains on available for sale investment securities totaling $910,000 and $440,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2020 and 2019, respectively.

The Company purchased 14 securities for $44.1 million and sold 6 available for sale securities for total proceeds of $7.6 million during the year ended December 31, 2020. The Company did not purchase or sell available for sale investment securities during the year ended December 31, 2019.

The following table summarizes securities with unrealized losses at December 31, 2020 and 2019 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2020:
Mortgage backed securities	$4,481	$(17)	$—	$—	$4,481	$(17)
Government agencies	2,412	(6)	—	—	2,412	(6)
Corporate bonds	7,830	(170)	—	—	7,830	(170)

Total available for sale securities	$14,723	$(193)	$—	$—	$14,723	$(193)

At December 31, 2019:
Mortgage backed securities	$481	$(5)	$—	$—	$481	$(5)
Government agencies	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$481	$(5)	$—	$—	$481	$(5)

At December 31, 2020 the Company’s investment security portfolio consisted of 29 securities, five of which were in an unrealized loss position at year end. At December 31, 2019, the Company’s investment security portfolio consisted of 21 securities, one of which was in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2020 and 2019, respectively.

The following table summarizes the scheduled maturities of available for sale investment securities as of December 31, 2020.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale securities:
Less that one year	$—	$—
One to five years	7,051	7,344
Five to ten years	5,250	5,294
Beyond ten years	11,923	11,850
Securities not due at a single maturity date	29,959	30,605

Total available for sale securities	$54,183	$55,093

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans as of December 31, 2020 and 2019 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 7). Additionally, SBA loans include loans funded under the Paycheck Protection Program under the CARES Act, which was enacted as a result of the COVID-19 pandemic (see Note 2).

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	414,548	389,746
Real estate—other	550,690	502,929
Real estate—construction and land	37,193	42,519
SBA	317,564	12,830
Other	49,075	1,628

Total loans, gross	1,369,070	949,652
Deferred loan origination costs, net	523	2,555
Allowance for loan losses	(14,111)	(11,075)

Total loans, net	1,355,482	941,132

The following table reflects the loan portfolio allocated by management’s internal risk ratings at December 31, 2020 and 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2020
Grade:
Pass	$401,629	$540,153	$34,543	$315,277	$49,075	$1,340,677
Special Mention	9,013	2,911	872	859	—	13,655
Substandard	3,906	7,626	1,778	1,428	—	14,738

Total	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

As of December 31, 2019
Grade:
Pass	$378,327	$494,314	$40,731	$10,736	$1,628	$925,736
Special Mention	6,894	7,928	1,788	1,655	—	18,265
Substandard	4,525	687	—	439	—	5,651

Total	$389,746	$502,929	$42,519	$12,830	$1,628	$949,652

The following table reflects an aging analysis of the loan portfolio by the time past due at December 31, 2020 and 2019.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of December 31, 2020
Commercial and industrial	$—	$—	$—	$—	$414,548	$414,548
Real estate—other	1,505	—	—	—	549,185	550,690
Real estate—construction and land	—	—	—	—	37,193	37,193
SBA	—	—	—	234	317,330	317,564
Other	—	—	—	—	49,075	49,075

Total loans, gross	$1,505	$—	$—	$234	$1,367,331	$1,369,070

As of December 31, 2019
Commercial and industrial	$—	$1,440	$—	$2,409	$385,897	$389,746
Real estate—other	—	—	—	—	502,929	502,929
Real estate—construction and land	—	—	—	—	42,519	42,519
SBA	—	—	—	344	12,486	12,830
Other	—	—	—	—	1,628	1,628

Total loans, gross	$—	$1,440	$—	$2,753	$945,459	$949,652

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of December 31, 2020 and 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2020
Gross loans:
Loans individually evaluated for impairment	$2,288	$—	$—	$689	$—	$2,977
Loans collectively evaluated for impairment	412,260	550,690	37,193	316,875	49,075	1,366,093

Total gross loans	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

Allowance for loan losses:
Loans individually evaluated for impairment	$41	$—	$—	$259	$—	$300
Loans collectively evaluated for impairment	8,882	3,877	681	345	26	13,811

Total allowance for loan losses	$8,923	$3,877	$681	$604	$26	$14,111

As of December 31, 2019
Gross loans:
Loans individually evaluated for impairment	$4,572	$687	$—	$344	$—	$5,603
Loans collectively evaluated for impairment	385,174	502,242	42,519	12,486	1,628	944,049

Total loans	$389,746	$502,929	$42,519	$12,830	$1,628	$949,652

Allowance for loan losses:
Loans individually evaluated for impairment	$600	$—	$—	$50	$—	$650
Loans collectively evaluated for impairment	6,108	3,281	1,022	—	14	10,425

Total allowance for loan losses	$6,708	$3,281	$1,022	$50	$14	$11,075

The following table reflects information related to impaired loans as of December 31, 2020 and 2019.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2020
With no related allowance recorded:
SBA	$234	$479	$—	$1,917	$—
With an allowance recorded:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$455	$455	$259	$3,921	$57
Total:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$689	$934	$259	$5,838	$57

As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$1,846	$1,860	$—	$1,282	$68
Real estate—other	$687	$687	$—	$700	$52
SBA	$294	$294	$—	$1,723	$—
With an allowance recorded:
Commercial and industrial	$2,726	$4,623	$600	$4,620	$56
SBA	$50	$200	$50	$203	$15
Total:
Commercial and industrial	$4,572	$6,483	$600	$5,902	$124
Real estate—other	$687	$687	$—	$700	$52
SBA	$344	$494	$50	$1,926	$15

The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred origination costs due to their immateriality.

The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended December 31, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,951	596	(341)	662	12	4,880
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	132	—	—	—	—	132

Ending balance	$8,923	$3,877	$681	$604	$26	$14,111

Year ended December 31, 2019
Beginning balance	$5,401	$3,677	$1,524	$172	$26	$10,800
Provision for loan losses	3,220	(396)	(502)	15	(11)	2,326
Charge-offs	(1,951)	—	—	(137)	(1)	(2,089)
Recoveries	38	—	—	—	—	38

Ending balance	$6,708	$3,281	$1,022	$50	$14	$11,075

Interest forgone on nonaccrual loans was $174,000 and $367,000 for the years ended December 31, 2020 and 2019, respectively. There was no interest recognized on a cash-basis on impaired loans for the years ended December 31, 2020 and 2019, respectively.

Troubled Debt Restructurings

At December 31, 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings. At December 31, 2019, the Company had a recorded investment of $722,000 and had allocated specific reserves totaling $12,000 related to loans with terms that had been modified in troubled debt restructurings.

The Company had no commitments as of December 31, 2020 and 2019 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2020 and 2019.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three months and years ended December 31, 2020 and 2019.

COVID-19

For additional information regarding the impact of COVID-19 on the loan portfolio, see Footnote 2.

5. PREMISES AND EQUIPMENT

The following table reflects the Company’s premises and equipment as of the years ended December 31, 2020 and 2019.

	December 31,
(Dollars in thousands)	2020	2019
Furniture, fixtures, and equipment	$5,236	$5,192
Leashold improvements	6,637	3,172

	11,873	8,364
Accumulated depreciation and amortization	(6,095)	(4,696)

Total premises and equipment	$5,778	$3,668

Depreciation and amortization included in occupancy and equipment expense totaled $1.4 million and $880,000 for the years ended December 31, 2020 and 2019, respectively.

6. DEPOSITS

The following table reflects the Company’s deposit portfolio for the years ended December 31, 2020 and 2019.

	December 31,
(Dollars in thousands)	2020	2019
Demand noninterest- bearing	$673,100	$387,267
Demand interest-bearing	34,869	25,178
Money market and savings	623,603	455,436
Certificates of deposit	200,634	120,355

Total deposits	$1,532,206	$988,236

The Federal Deposit Insurance Corporation (FDIC) insures up to $250,000 per depositor per FDIC-insured bank. The Company, through its wholly owned subsidiary, had certificates of deposit accounts greater than $250,000 totaling $52.2 million and $54.2 million at December 31, 2020 and 2019, respectively. The Certificate of Deposit Account Registry Service (CDARS) Network enables financial institution members to utilize deposit placement services that qualify large customer deposits for FDIC insurance. Included in certificates of deposits were CDARS accounts totaling $67.7 million and $49.5 million at December 31, 2020 and 2019, respectively. Additionally, the Company had brokered certificates of deposits totaling $75.0 million and $10.0 million at December 31, 2020 and 2019, respectively and certificates of deposit accounts less than $250,000 totaling $5.7 million and $6.7 million at December 31, 2020 and 2019, respectively.

The following table reflects the aggregate annual maturities of the Company’s certificates of deposit for the years ended December 31, 2021 through 2025 (dollars in thousands).

Amounts maturing during the year ended December 31,
2021	$137,741
2022	44,790
2023	18,103
2024	—
2025	—

Total certificates of deposit	$200,634

7. BORROWING ARRANGEMENTS

The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $458.7 million and $358.5 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $193.7 million and $127.3 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. As of December 31, 2020, the PPPLF borrowing had an outstanding balance of $174.0 million.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Bank’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $129.3 million and $68.3 million, respectively. At December 31, 2019, amounts pledged and available borrowing capacity under such limits were approximately $188.8 million and $133.8 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%. This FHLB term borrowing of $10.0 million remained outstanding at December 31, 2020 and 2019. In May 2020, the Company secured a $5.0 million FHLB term borrowing for one year maturing in May 2021 at a fixed rate of 0.00%. This FHLB term borrowing of $5.0 million remained outstanding at December 31, 2020.

Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $116.0 million. There were no borrowings outstanding under these arrangements at December 31, 2020 and 2019.

The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At December 31, 2020 and 2019, no borrowings were outstanding under this line of credit.

The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at December 31, 2020.

The Bank issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On both December 31, 2020 and 2019, the balance remained at $5.0 million, net of issuance cost.

The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At December 31, 2020, the balance remained at $20.0 million, net of issuance cost.

8. COMMITMENTS AND CONTINGENT LIABILITES

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

At December 31, 2020 and 2019, the Company had outstanding unfunded commitments for loans of approximately $491.1 million and $374.0 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $305,000 and $185,000 at December 31, 2020 and 2019, respectively.

The outstanding unfunded commitments for loans at December 31, 2020 was comprised of fixed rate commitments of approximately $46.1 million and variable rate commitments of approximately $445.0 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of December 31, 2020.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$3,547	$24,474	$6,088	$34,109
Interest rate between 4.00% and 5.00%	3,369	7,047	1,447	11,863
Interest rate greater than or equal to 5.00%	—	150	—	150

Total unfunded fixed rate loan commitments	$6,916	$31,671	$7,535	$46,122

Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases at December 31, 2020.

(Dollars in thousands)	December 31, 2020
Operating lease cost (cost resulting from lease payments)	$2,390
Operating lease—operating cash flows (fixed payments)	$2,406
Operating lease—ROU assets	$8,319
Operating lease—liabilities	$10,414
Weighted average lease term—operating leases	3.23
Weighted average discount rate—operating leases	2.58%

The following table reflects the minimum commitments under these non-cancellable leases, before considering renewal options (dollars in thousands).

Minimum commitments for the year ended December 31,
2021	$2,431
2022	2,441
2023	1,497
2024	1,456
2025	1,499
Thereafter	1,792

Total undiscounted cash flows	11,116
Discount on cash flows	(702)

Total lease liability	$10,414

Rent expense included in premises and equipment expense totaled $2.4 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.

Contingencies

The Company is involved in legal proceedings arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of operations.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured financial institution deposits up to $250,000 are fully insured by the FDIC under the FDIC’s general deposit insurance rules.

At December 31, 2020, uninsured deposits at financial institutions were approximately $8.7 million. At December 31, 2019, uninsured deposits at financial institutions were approximately $4.0 million.

9. INCOME TAXES

The following table reflects the federal and state components of the Company’s provision for income taxes for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Federal:
Current	$903	$2,094
Deferred	389	(261)

Federal provision for income taxes	1,292	1,833
State:
Current	829	1,127
Deferred	(184)	(324)

State provision for income taxes	645	803

Provision for income taxes	$1,937	$2,636

The Company’s reported amount of income tax expense differs from federal statutory income rate for the years ended December 31, 2020 and 2019 primarily due to California franchise taxes, low income housing credits and tax exempt income. The following table reflects a reconciliation of the effective tax rate for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.2%	7.5%
Low income housing credits, net of investment losses	0.0%	-0.5%
Increase in cash surrender value of life insurance	-2.0%	-1.2%
Share-based compensation	2.2%	0.0%
Other, net	3.1%	0.5%

Effective tax rate	31.5%	27.3%

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of certain assets and liabilities for financial reporting purposes and their related amounts used for income tax reporting purposes. The following table reflects the Company’s deferred tax assets, net of deferred liabilities, included in other assets in the consolidated financial statements.

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,172	$3,274
State tax deduction	—	246
Lease liability	3,079	2,377
Accrued expenses	1,422	1,103
Organization costs	41	77
Share-based compensation	399	289
Deferred compensation	823	379
Net operating loss carryforwards	1,246	1,435
Loan discounts	63	133
Other	282	266

Total deferred tax assets	11,527	9,579

Deferred tax liabilities:
Deferred loan origination costs	(2,631)	(1,834)
Right of use asset	(2,460)	(1,925)
Core deposit intangible	(60)	(72)
Other	(327)	(208)

Total deferred tax liabilities	(5,478)	(4,039)

Net deferred tax assets	$6,049	$5,540

As a result of the acquisition of Pan Pacific Bank in 2015, the Company has net operating loss carryforwards. Pursuant to Sections 382 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event of a change in ownership. The net operating losses absorbed as a result of the acquisition are subject to Section 382 annual limitations in the amount of approximately $640,000 per year. At December 31, 2020 and 2019, the net operating loss carryforwards for Federal and California income tax reporting purposes totaled $4.2 million, and $4.9 million, respectively, and will begin to expire at various dates from 2029 to 2035 if unused.

For the tax years 2020 and 2019, the Company filed income tax returns in the U.S. Federal and various state jurisdictions. There are currently no pending U.S. Federal or state income tax or non-U.S. income tax examinations by tax authorities. The Company is no longer subject to tax examinations by U.S. Federal and state taxing authorities for years prior to 2017 for Federal tax returns and 2016 for state tax returns.

The Company is required to record a valuation allowance if it is more likely than not that some portion, or all, of the net deferred tax asset will not be realized. The Company evaluated both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions and determined that a valuation allowance was not needed to reduce the net deferred tax asset as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the recorded balance. As of December 31, 2020 and 2019, there were no unrecognized tax benefits or interest and penalties accrued by the Company.

10. FAIR VALUE MEASUREMENTS

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

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 and 2019 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of December 31, 2020
Financial assets:
Cash and due from banks	$418,517	$418,517	$—	$—	$418,517
Securities available for sale	55,093	—	55,093	—	55,093
Loans, net	1,355,482		—	1,360,845	1,360,845
Accrued interest receivable	6,578	—	225	6,353	6,578
Financial liabilities:
Deposits	$1,532,206	$1,331,572	$200,888	$—	$1,532,460
Other borrowings	189,043	—	—	189,123	189,123
Subordinated debt	24,994	—	—	24,642	24,642
Accrued interest payable	545	—	51	494	545

As of December 31, 2019
Financial assets:
Cash and due from banks	$114,342	$114,342	$—	$—	$114,342
Securities available for sale	28,555	—	28,555	—	28,555
Loans, net	941,132	—	—	940,944	940,944
Accrued interest receivable	3,398	—	168	3,230	3,398
Financial liabilities:
Deposits	$988,236	$870,495	$121,136	$—	$991,631
Other borrowings	10,000	—	—	10,032	10,032
Subordinated debt	4,977	—	—	5,112	5,112
Accrued interest payable	400	—	326	74	400

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

Loans—Fair values of loans for December 31, 2020 and 2019 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2020
Investments available for sale:
Mortgage backed securities	$28,193	$—	$28,193	$—
Government agencies	2,412	—	2,412	—
Corporate bonds	24,488	—	24,488	—

Total assets measured at fair value on a recurring basis	$55,093	$—	$55,093	$—

As of December 31, 2019
Investments available for sale:
Mortgage backed securities	$20,722	$—	$20,722	$—
Government agencies	7,833	—	7,833	—
Corporate bonds	—	—	—	—

Total assets measured at fair value on a recurring basis	$28,555	$—	$28,555	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used.

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of December 31, 2020
Impaired loans—SBA	$689	$—	$—	$689

Total assets measured at fair value on a non-recurring basis	$689	$—	$—	$689

As of December 31, 2019
Impaired loans—Commercial	$2,474	$—	$—	$2,474
Impaired loans—Real estate other	705			705
Impaired loans—SBA	296			296

Total assets measured at fair value on a non-recurring basis	$3,475	$—	$—	$3,475

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

11. EQUITY INCENTIVE PLAN

Stock-Based Compensation

In an effort to attract, retain and motivate eligible employees and non-employee directors, the Company implemented an equity incentive plan to provide potential additional future compensation based on the performance of the Company. The equity incentive plan aligns the interests of employees and non-employee directors with the interests of shareholders and reinforces the relationship between shareholder gains and compensation.

On May 18, 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan which supersedes the Equity Incentive Plan that was established in 2014. On August 6, 2020, the Company’s shareholders approved an amendment and restatement of the 2017 Equity Incentive Plan (as amended and restated, the “Amended 2017 Plan”). The Amended 2017 Plan increased the number of shares that may be granted under the plan from 420,000 shares to a maximum of 920,000 shares. The Amended 2017 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock, restricted stock units, performance shares; and other stock-based awards. The amount, frequency, and terms of stock-based awards may vary based upon competitive practices, the Company’s operating results and government regulations. As of December 31, 2020, the Company has issued incentive stock options, restricted stock units, and other stock-based awards under the 2017 Amended Plan.

Stock options issued under the Amended 2017 Plan may be granted to employees and non-employee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company’s stock on the date of the grant. The term of the option may not exceed 10 years and generally vests over a five year period.

Restricted stock and restricted stock units issued under the Amended 2017 Plan may be granted to employees and non-employee directors. The grant price of each award equals the market price of the Company’s stock on the date of the grant. The awards generally vest over a five year period.

Other stock-based awards may be granted to employees and non-employee directors, and include stock awards that vest immediately without restriction.

At the time the 2017 Equity Incentive Plan was adopted, the total authorized shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) was 404,235 shares and the number of shares available for future grants was 39,123 shares. As the 2017 Equity Incentive Plan superseded the 2014 Plan, no further grants may be made under the 2014 Plan and, as such, the shares that were available for future grant under the 2014 Plan may no longer be awarded.

As of December 31, 2020, there were 640,875 shares of outstanding awards under the Company’s stock-based compensation plans and 529,461 shares available for future grants under the Amended 2017 Plan.

Total compensation cost that was charged against income pertaining to the 2014 Plan and the Amended 2017 Plan was $1.3 million for both of the years ended December 31, 2020 and 2019, respectively.

Stock Option Awards

The following table reflects a summary of the stock option activity under the 2014 Plan and the Amended 2017 Plan for the year ended December 31, 2020.

	Stock Option Awards Outstanding
	Number of Shares	Weighted Average Exercise Price
Stock option awards outstanding, December 31, 2019	435,533	$17.07
Granted	93,828	$14.37
Exercised	(25,136)	$9.83
Forfeited or expired	(33,915)	$19.33

Stock option awards outstanding, December 31, 2020	470,310	$16.70

The following table reflects the weighted remaining life and aggregate intrinsic value related to the stock options issued under the 2014 Plan and the Amended 2017 Plan at December 31, 2020.

(Dollars in thousands)	Number of Shares	Weighted Remaining Life (Years)	Aggregate Intrinsic Value
Stock option awards outstanding	469,956	7.00	$775
Stock option awards fully vested and expected to vest	260,251	8.42	$199
Stock option awards exercisable	202,100	5.16	$576

The following table reflects information related to stock options exercised and granted during the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Options exercised:
Intrinsic value	$119	$678
Cash received	$247	$614
Options granted:
Weighted average fair value	$6.30	$9.66

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following table reflects the assumptions used by management in the Black-Scholes option pricing model for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Expected life	10 years	10 years
Stock price volatility	28.9%	31.1%
Risk free interest rate	1.2%	1.9%
Dividend yield	0.0%	0.0%

As of December 31, 2020, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 8.4 years and will be adjusted for subsequent changes related to forfeitures.

Restricted Stock Units

The following table reflects a summary of the restricted stock activity under the 2014 Plan and the Amended 2017 Plan for the year ended December 31, 2020.

	Non-vested Restricted Stock Units
	Number of Shares	Weighted Average Grant Value
Non-vested restricted stock units, December 31, 2019	127,051	$20.59
Granted	74,175	$13.91
Vested	(29,970)	$20.83
Forfeited	(691)	$18.55

Non-vested restricted stock units, December 31, 2020	170,565	$17.65

As of December 31, 2020, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 8.5 years and will be adjusted for subsequent changes in estimated forfeitures. The Company estimates the impact of forfeitures on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods.

Other Stock-Based Awards

Stock awards totaling 19,156 shares were granted and issued during the year ended December 31, 2020. These stock awards were fully vested upon the date of the grant. The grant date fair value of these awards was included in the compensation cost that was charged against income pertaining to the Amended 2017 Plan.

12. OTHER EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In 2007, the Company adopted the California Bank of Commerce Profit Sharing 401(k) Plan. All full-time employees 21 years of age or older with 3 months of service are eligible to participate in the 401(k) Plan. Eligible employees may elect to make tax deferred contributions up to the maximum amount allowed by law. The Company may make additional contributions to the plan at the discretion of the Board of Directors. Bank contributions may vest at a rate of 20% annually for all employees. The Company made a fully vested contribution to the 401(k) Plan for the years ended December 31, 2020 and 2019 in the amount of $618,000 and $523,000, respectively.

Salary Continuation and Retirement Plan

The Board of Directors approved a salary continuation plan for certain executives. Under the plan, once executives reach age 65, the Company is obligated to provide executives with annual benefits after retirement. The estimated present value of these future benefits has been accrued from the effective date of the plan. The discount rate used to estimate the present value of future benefits was 3.50% and 4.25% for the years ended December 31, 2020 and 2019 respectively.

The expense recognized under this plan for the years ended December 31, 2020 and 2019 totaled $835,000 and $457,000, respectively. Accrued compensation payable under the salary continuation plan totaled $2.1 million and $1.3 million at December 31, 2020 and 2019, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

13. REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (as defined in the regulations) of Common Tier I Capital, Tier I Capital, and Total Capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2020, that the Company meets all capital adequacy requirements to which they are subject.

The following tables reflect the consolidated Company’s and the Bank’s capital adequacy ratios at December 31, 2020 and 2019 as well as the minimum capital ratios required to be deemed “adequately capitalized” and “well capitalized” under the regulatory framework.

	As of December 31, 2020
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company Capital Ratios:
Tier I Capital (to Average Assets)	$128,140	7.49%	$68,413	4.00%	$85,517	5.00%
Tier I Common Capital (to Risk Weighted Assets)	$128,140	10.11%	$57,052	4.50%	$82,409	6.50%
Tier I Capital (to Risk Weighted Assets)	$128,140	10.11%	$76,070	6.00%	$101,427	8.00%
Total Capital (to Risk Weighted Assets)	$167,550	13.22%	$101,427	8.00%	$126,783	10.00%

Bank Capital Ratios:
Tier I Capital (to Average Assets)	$137,214	8.02%	$68,462	4.00%	$85,578	5.00%
Tier I Capital (to Risk Weighted Assets)	$137,214	10.80%	$57,166	4.50%	$82,573	6.50%
Tier I Common Capital (to Risk Weighted Assets)	$137,214	10.80%	$76,221	6.00%	$101,628	8.00%
Total Capital (to Risk Weighted Assets)	$156,624	12.33%	$101,628	8.00%	$127,035	10.00%

	As of December 31, 2019
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company Capital Ratios:
Tier I Capital (to Average Assets)	$121,536	10.64%	$45,690	4.00%	$57,113	5.00%
Tier I Capital (to Risk Weighted Assets)	$121,536	10.58%	$51,700	4.50%	$74,678	6.50%
Tier I Common Capital (to Risk Weighted Assets)	$121,536	10.58%	$68,934	6.00%	$91,912	8.00%
Total Capital (to Risk Weighted Assets)	$137,773	11.99%	$91,912	8.00%	$114,890	10.00%

Bank Capital Ratios:
Tier I Capital (to Average Assets)	$119,297	10.44%	$45,708	4.00%	$57,158	5.00%
Tier I Capital (to Risk Weighted Assets)	$119,297	10.38%	$51,724	4.50%	$74,724	6.50%
Tier I Common Capital (to Risk Weighted Assets)	$119,297	10.38%	$68,966	6.00%	$91,968	8.00%
Total Capital (to Risk Weighted Assets)	$135,534	11.79%	$91,955	8.00%	$114,960	10.00%

14. PARENT COMPANY ONLY FINANCIAL INFORMATION

The following tables reflect summary parent company only financial information for the years ended December 31, 2020 and 2019.

STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31,
	2020	2019
Assets:
Cash and due from banks	$11,082	$2,614
Investment in bank subsidiary	143,945	128,165
Other assets	1,845	19

Total assets	$156,872	$130,798

Liabilities:
Junior subordinated debt	$20,000	$—
Other Liabilities	462	543

Total liabilities	20,462	543
Shareholders’ equity	136,410	130,255

Total liabilities and shareholders’ equity	$156,872	$130,798

STATEMENTS OF INCOME

(Dollar amounts in thousands)

	December 31,
	2020	2019
Interest expense	$(495)	$(51)
Non-interest expense	(1,025)	(469)

Income (loss) before provision for income taxes	(1,520)	(520)
Provision for income taxes	371	154

Income (loss) before equity in undistributed subsidiary income	(1,149)	(366)
Equity in undistributed subsidiary income	5,452	7,367

Net income	$4,303	$7,001

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	December 31,
	2020	2019
Cash flow from operating activities:
Net income	$4,303	$7,001
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiary income	(5,452)	(7,367)
Change in other assets and other liabilities, net	(630)	(75)

Net cash provided by (used for) operating activities	(1,779)	(441)

Cash flow from investing activities:
Investment in subsidiary	(10,000)	—

Net cash provided by (used for) investing activities	(10,000)	—

Cash flow from financing activities:
Proceeds from issuance of subordinated debt	20,000	—
Proceeds from exercised stock options	247	614

Net cash provided by (used for) financing activities	20,247	614

Increase in cash and cash equivalents	8,468	173
Cash and cash equivalents, beginning of period	2,614	2,441

Cash and cash equivalents, end of period	$11,082	$2,614

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the years ended December 31, 2020 and 2019.

	Quarterly Operating Results—2020
(Dollars in thousands, except per share data)	Q1	Q2	Q3	Q4
Interest income	$12,303	$12,781	$13,188	$14,747
Interest expense	2,121	1,996	2,000	1,985

Net interest income	10,182	10,785	11,188	12,762
Provision for loan losses	400	2,930	850	700

Net interest income after provision for loan losses	9,782	7,855	10,338	12,062
Non-interest income	1,290	777	1,028	917
Non-interest expense	10,407	6,440	10,545	10,417

Income before provision for income taxes	665	2,192	821	2,562
Provision for income taxes	192	642	326	777

Net income	$473	$1,550	$495	$1,785

Basic earnings per common share	$0.06	$0.19	$0.06	$0.22
Diluted earnings per common share	$0.06	$0.19	$0.06	$0.22

	Quarterly Operating Results—2019
(Dollars in thousands, except per share data)	Q1	Q2	Q3	Q4
Interest income	$11,494	$12,221	$12,557	$12,806
Interest expense	1,657	2,137	2,124	2,222

Net interest income	9,837	10,084	10,433	10,584
Provision for loan losses	581	246	500	999

Net interest income after provision for loan losses	9,256	9,838	9,933	9,585
Non-interest income	863	976	1,261	1,148
Non-interest expense	7,615	7,382	8,399	9,827

Income before provision for income taxes	2,504	3,432	2,795	906
Provision for income taxes	636	882	791	327

Net income	$1,868	$2,550	$2,004	$579

Basic earnings per common share	$0.23	$0.32	$0.25	$0.07
Diluted earnings per common share	$0.23	$0.31	$0.25	$0.07

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our 2019 financial statements, the Company identified a material weakness regarding the precision of review in SEC filings and financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to the need for improved precision in the review of aspects of our SEC filings and financial reporting. Specifically, we did not have effective processes and procedures in place (1) to formally document management’s review of our financial statements and footnotes included in our SEC filings to ensure timeliness and accuracy of filings; (2) to consistently use checklists regarding Generally Accepted Accounting Principles and SEC disclosure requirements as part of the SEC filing process to ensure that required disclosures are complete and accurate; (3) to identify subsequent events during an open subsequent period necessary to ensure proper disclosure; and (4) to develop, maintain and review on a regular basis a listing of related parties, as defined by SEC Regulation S-K. While this deficiency did not result in a restatement of any previously reported annual or interim consolidated financial statements, our management concluded at that time that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.

Management has remediated this material weakness as of December 31, 2020, and demonstrated that these controls have been performing as designed for a sufficient period of time. The remediation efforts that took place during the second and third quarters of 2020 to ensure the accuracy and precision of review regarding SEC filings and financial reporting included: increasing the capacity of management in this area; developing and implementing formal processes, procedures and controls for both the preparation and review of public filings and financial reports; and enhancing existing monitoring and reporting regarding both subsequent events and related parties. No changes were made during the fourth quarter of 2020 that materially affected the Company’s internal control framework over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

“Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”

Attestation Report of the Independent Registered Public Accounting Firm

Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting from the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and certain corporate governance practices will be included in our Proxy Statement for our 2021 Annual Meeting of Shareholder (the “Proxy Statement”) or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference to the Proxy Statement.

We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.californiabankofcommerce.com.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December  31, 2020. Such information is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	640,875	$16.95	529,461
Equity compensation plans not approved by security holders	—	—	—

Total	640,875	$16.95	529,461

The remaining information required by this item will be contained in our Proxy Statement, or an amendment to this report, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020. Such information is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December  31, 2020. Such information is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020. Such information is incorporated herein by reference to the Proxy Statement.

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

(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp †

3.2	Amended and Restated Bylaws of California BanCorp †

4.1	Form of Certificate of Common Stock of California BanCorp †

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

4.3	Instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Form of Indemnification Agreement by and between California BanCorp and its directors and executive officers †

10.2	Form of Indemnification Agreement by and between California Bank of Commerce and its directors and executive officers †

10.3	Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 1, 2020)

10.4	California Bank of Commerce 2007 Equity Incentive Plan* †

10.5	California Bank of Commerce 2014 Equity Incentive Plan* †

10.6	Form of Stock Option Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.7	Form of Restricted Stock Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.8	Form of Stock Option Award Agreement under the California Bank of Commerce 2007 Equity Incentive Plan* †

10.9	Form of Stock Award Agreement under the California Bank of Commerce 2007 Equity Incentive Plan* †

10.10	Form of Stock Option Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* †

10.11	Form of Restricted Stock Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* †

Exhibit Number	Description of Exhibit

10.12	Employment Agreement, effective May 7, 2018, by and between Steven E. Shelton and California Bank of Commerce* †

10.13	Employment Agreement, effective May 20, 2019, by and between Thomas A. Sa and California Bank of Commerce* †

10.14	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* †

10.15	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* †

10.16	Form of Subordinated Note Purchase Agreement dated September 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2020)

10.17	Form of Restricted Stock Unit Award Agreement under the Amended and Restated California Bancorp 2017 Equity Incentive Plan* †

10.18	Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton*†

21.1	Subsidiaries of California BanCorp †

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan.
†	Incorporated by reference to the exhibit of the same number of the Company’s Form 10 filed with the SEC on March 4, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: March 25, 2021	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Steven E. Shelton Steven E. Shelton	President, and Chief Executive Officer (Principal Executive Officer)	March 25, 2021

By:	/s/ Thomas A. Sa Thomas A. Sa	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 25, 2021

By:	/s/ Andrew J. Armanino Andrew J. Armanino	Director	March 25, 2021

By:	/s/ Stephen A. Cortese Stephen A. Cortese	Chairman	March 25, 2021

By:	/s/ Kevin J. Cullen Kevin J. Cullen	Director	March 25, 2021

By:	/s/ Stephen R. Dathe Stephen R. Dathe	Director	March 25, 2021

By:	/s/ Wayne S. Doiguchi Wayne S. Doiguchi	Director	March 25, 2021

By:	/s/ Donald J. Kintzer Donald J. Kintzer	Director	March 25, 2021

By:	/s/ Rochelle G. Klein Rochelle G. Klein	Director	March 25, 2021

By:	/s/ Julie J. Levenson Julie J. Levenson	Director	March 25, 2021

By:	/s/ Frank L. Muller Frank L. Muller	Director	March 25, 2021

By:	/s/ Edmond E. Traille Edmond E. Traille	Director	March 25, 2021