Form 10-Q
period 2021-03-31
California BanCorp
filed 2021-05-14
CIK 1752036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares outstanding of the registrant’s common stock as of May 10, 2021: 8,208,586

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollar amounts in thousands)

	March 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$18,475	$22,485
Federal funds sold	342,305	396,032

Total cash and cash equivalents	360,780	418,517
Investment securities, available for sale	58,105	55,093
Loans, net of allowance for losses of $14,577 and $14,111 at March 31, 2021 and December 31, 2020, respectively	1,454,167	1,355,482
Premises and equipment, net	5,452	5,778
Bank owned life insurance (BOLI)	23,920	23,718
Goodwill and other intangible assets	7,544	7,554
Accrued interest receivable and other assets	37,620	39,637

Total assets	$1,947,588	$1,905,779

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$742,574	$673,100
Interest bearing	887,141	859,106

Total deposits	1,629,715	1,532,206
Other borrowings	134,819	189,043
Junior Subordinated debt securities	24,729	24,994
Accrued interest payable and other liabilities	19,147	23,126

Total liabilities	1,808,410	1,769,369
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,189,598 and 8,171,734 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	108,430	107,948
Retained earnings	30,630	27,821
Accumulated other comprehensive income, net of taxes	118	641

Total shareholders’ equity	139,178	136,410

Total liabilities and shareholders’ equity	$1,947,588	$1,905,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans	$14,584	$11,783
Federal funds sold	88	329
Investment securities	360	191

Total interest income	15,032	12,303
Interest expense
Deposits	1,191	1,994
Borrowings and subordinated debt	505	127

Total interest expense	1,696	2,121
Net interest income	13,336	10,182
Provision for loan losses	300	400

Net interest income after provision for loan losses	13,036	9,782
Non-interest income
Service charges and other fees	641	970
Other	280	320

Total non-interest income	921	1,290
Non-interest expense
Salaries and benefits	6,367	6,477
Premises and equipment	1,197	1,139
Professional fees	589	955
Data processing	580	526
Other	1,347	1,310

Total non-interest expense	10,080	10,407
Income before provision for income taxes	3,877	665
Provision for income taxes	1,068	192

Net income	$2,809	$473

Earnings per common share
Basic	$0.34	$0.06

Diluted	$0.34	$0.06

Average common shares outstanding	8,179,667	8,103,248

Average common and equivalent shares outstanding	8,242,467	8,169,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$2,809	$473
Other comprehensive income
Unrealized gain (loss) on securities available for sale	(743)	75
Reclassification adjustment for realized loss on securities available for sale	—	70
Tax effect	220	(44)

Total other comprehensive income (loss)	(523)	101

Total comprehensive income	$2,286	$574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	3,369	383	—	—	383
Stock options exercised	14,495	99	—	—	99
Net income	—	—	2,809	—	2,809
Other comprehensive income	—	—	—	(523)	(523)

Balance at March 31, 2021	8,189,598	$108,430	$30,630	$118	$139,178

Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256
Stock awards issued and related compensation expense	25,215	413	—	—	413
Shares withheld to pay taxes on stock based compensation	(7,550)	(133)	—	—	(133)
Stock options exercised	11,217	83	—	—	83
Net income	—	—	473	—	473
Other comprehensive income	—	—	—	101	101

Balance at March 31, 2020	8,121,848	$106,790	$23,991	$412	$131,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,809	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	400
Provision for deferred taxes	220	120
Depreciation	398	315
Deferred loan fees, net	2,129	312
Accretion on discount of purchased loans, net	(36)	(35)
Stock based compensation, net	383	280
Increase in cash surrender value of life insurance	(162)	(153)
Discount on retained portion of sold loans, net	(9)	(156)
Loss on sale of investment securities, net	—	70
Increase (decrease) in accrued interest receivable and other assets	762	47
Decrease in accrued interest payable and other liabilities	(3,418)	(1,730)

Net cash provided by operating activities	3,376	(57)

Cash flows from investing activities:
Purchase of investment securities	(7,245)	(15,100)
Proceeds from sales of investment securities	—	7,662
Proceeds from principal payments on investment securities	4,217	1,641
Net increase in loans	(101,068)	(19,671)
Purchase of low income tax credit investments	(290)	(26)
Purchase of premises and equipment	(72)	(74)
Purchase of bank-owned life insurance policies	(40)	(815)

Net cash used for investing activities	(104,498)	(26,383)

Cash flows from financing activities:
Net increase in customer deposits	97,509	40,625
Paydown of long term borrowing	(54,223)	—
Proceeds from short term and overnight borrowings, net	—	12,000
Proceeds from exercised stock options	99	83

Net cash provided by financing activities	43,385	52,708

Increase in cash and cash equivalents	(57,737)	26,268
Cash and cash equivalents, beginning of period	418,517	114,342

Cash and cash equivalents, end of period	$360,780	$140,610

Supplemental disclosure of cash flow information:
Recording of right to use assets and operating lease liabilities	$—	$4,079
Cash paid during the year for:
Interest	$1,725	$2,147
Income taxes	$—	$164

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Subsequent Events

Management has reviewed all events through the date these unaudited consolidated financial statements were filed with the SEC and concluded that no event required any adjustment to the balances presented.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at March 31, 2021 may be materially different from actual results due to the COVID-19 pandemic. See Note 7 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

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

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Net income available to common shareholders	$2,809	$473
Weighted average basic common shares outstanding	8,179,667	8,103,248
Add: dilutive potential common shares	62,800	66,650

Weighted average diluted common shares outstanding	8,242,467	8,169,898
Basic earnings per share	$0.34	$0.06

Diluted earnings per share	$0.34	$0.06

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

2. INVESTMENT SECURITIES

The following table summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2021 and December 31, 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At March 31, 2021:
Mortgage backed securities	$29,305	$538	$(405)	$29,438
Government agencies	2,392	—	(7)	2,385
Corporate bonds	26,241	500	(459)	26,282

Total available for sale securities	$57,938	$1,038	$(871)	$58,105

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Net unrealized gains/(losses) on available for sale investment securities totaling $167,000 and $910,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at March 31, 2021 and December 31, 2020, respectively.

The Company purchased 2 securities for $7.2 million and did not sell available for sale investment securities during the three months ended March 31, 2021. The Company purchased 3 securities for $15.1 million and sold 6 securities for total proceeds of $7.7 million during the three months ended March 31, 2020.

The following table summarizes securities with unrealized losses at March 31, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At March 31, 2021:
Mortgage backed securities	$15,460	$(405)	$—	$—	$15,460	$(405)
Government agencies	2,376	(7)	—	—	2,376	(7)
Corporate bonds	6,291	(459)	—	—	6,291	(459)

Total available for sale securities	$24,127	$(871)	$—	$—	$24,127	$(871)

At December 31, 2020:
Mortgage backed securities	$4,481	$(17)	$—	$—	$4,481	$(17)
Government agencies	2,412	(6)	—	—	2,412	(6)
Corporate bonds	7,830	(170)	—	—	7,830	(170)

Total available for sale securities	$14,723	$(193)	$—	$—	$14,723	$(193)

At March 31, 2021 the Company’s investment security portfolio consisted of 31 securities, six of which (corporate securities with investment grade ratings) were in an unrealized loss position at quarter end. At December 31, 2020 the Company’s investment security portfolio consisted of 29 securities, five of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the scheduled maturities of available for sale investment securities as of March 31, 2021.

	March 31, 2021
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available for sale securities:
Less than one year	$—	$—
One to five years	9,067	9,324
Five to ten years	5,250	5,286
Beyond ten years	11,924	11,672
Securities not due at a single maturity date	31,697	31,823

Total available for sale securities	$57,938	$58,105

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

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loans as of March 31, 2021 and December 31, 2020 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4). Additionally, SBA loans include loans funded under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the COVID-19 pandemic (see Note 7).

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	439,044	414,548
Real estate - other	573,520	550,690
Real estate - construction and land	45,550	37,193
SBA	364,273	317,564
Other	47,926	49,075

Total loans, gross	1,470,313	1,369,070
Deferred loan origination (fees)/costs, net	(1,569)	523
Allowance for loan losses	(14,577)	(14,111)

Total loans, net	1,454,167	1,355,482

The following table reflects the loan portfolio allocated by management’s internal risk ratings at March 31, 2021 and December 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of March 31, 2021
Grade:
Pass	$424,029	$561,153	$41,549	$361,863	$47,926	$1,436,520
Special Mention	11,544	7,607	1,306	995	—	21,452
Substandard	3,471	4,760	2,695	1,415	—	12,341

Total	$439,044	$573,520	$45,550	$364,273	$47,926	$1,470,313

As of December 31, 2020
Grade:
Pass	$401,629	$540,153	$34,543	$315,277	$49,075	$1,340,677
Special Mention	9,013	2,911	872	859	—	13,655
Substandard	3,906	7,626	1,778	1,428	—	14,738

Total	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

The following table reflects an aging analysis of the loan portfolio by the time past due at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of March 31, 2021
Commercial and industrial	$749	$—	$—	$—	$438,295	$439,044
Real estate - other	1,000	—	—	—	572,520	573,520
Real estate - construction and land	—	—	—	—	45,550	45,550
SBA	—	—	—	234	364,039	364,273
Other	—	—	—	—	47,926	47,926

Total loans, gross	$1,749	$—	$—	$234	$1,468,330	$1,470,313

As of December 31, 2020
Commercial and industrial	$—	$—	$—	$—	$414,548	$414,548
Real estate - other	1,505	—	—	—	549,185	550,690
Real estate - construction and land	—	—	—	—	37,193	37,193
SBA	—	—	—	234	317,330	317,564
Other	—	—	—	—	49,075	49,075

Total loans, gross	$1,505	$—	$—	$234	$1,367,331	$1,369,070

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of March 31, 2021 and December 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of March 31, 2021
Gross loans:
Loans individually evaluated for impairment	$1,873	$—	$—	$687	$—	$2,560
Loans collectively evaluated for impairment	437,171	573,520	45,550	363,586	47,926	1,467,753

Total gross loans	$439,044	$573,520	$45,550	$364,273	$47,926	$1,470,313

Allowance for loan losses:
Loans individually evaluated for impairment	$41	$—	$—	$258	$—	$299
Loans collectively evaluated for impairment	9,190	3,957	798	317	16	14,278

Total allowance for loan losses	$9,231	$3,957	$798	$575	$16	$14,577

As of December 31, 2020
Gross loans:
Loans individually evaluated for impairment	$2,288	$—	$—	$689	$—	$2,977
Loans collectively evaluated for impairment	412,260	550,690	37,193	316,875	49,075	1,366,093

Total loans	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

Allowance for loan losses:
Loans individually evaluated for impairment	$41	$—	$—	$259	$—	$300
Loans collectively evaluated for impairment	8,882	3,877	681	345	26	13,811

Total allowance for loan losses	$8,923	$3,877	$681	$604	$26	$14,111

The following table reflects information related to impaired loans as of March 31, 2021 and December 31, 2020.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
As of March 31, 2021
With no related allowance recorded:
SBA	$234	$479	$—	$1,913	$—
With an allowance recorded:
Commercial and industrial	$1,873	$1,873	$41	$2,013	$30
SBA	$453	$453	$258	$766	$18
Total:
Commercial and industrial	$1,873	$1,873	$41	$2,013	$30
SBA	$687	$932	$258	$2,679	$18
As of December 31, 2020
With no related allowance recorded:
SBA	$234	$479	$—	$1,917	$—
With an allowance recorded:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$455	$455	$259	$3,921	$57
Total:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$689	$934	$259	$5,838	$57

The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and March 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended March 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	142	80	117	(29)	(10)	300
Charge-offs	—	—	—	—	—	—
Recoveries	166	—	—	—	—	166

Ending balance	$9,231	$3,957	$798	$575	$16	$14,577

Three months ended March 31, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	1,045	(620)	(292)	271	(4)	400
Charge-offs	—	—	—	—	—	—
Recoveries	90	—	—	—	—	90

Ending balance	$7,843	$2,661	$730	$321	$10	$11,565

Interest forgone on nonaccrual loans totaled $8,000 and $82,000 for the three months ended March 31, 2021 and 2020, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months ended March 31, 2021 and 2020, respectively.

The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.

Trouble Debt Restructurings

At March 31, 2021 and December 31, 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.

The Company had no commitments as of March 31, 2021 and December 31, 2020 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2021 and 2020.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2021 and 2020.

COVID-19

For additional information regarding the impact of COVID-19 on the loan portfolio, see Footnote 7.

4. BORROWING ARRANGEMENTS

The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At March 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $412.7 million and $309.3 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $458.7 million and $358.5 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. As of March 31, 2021, the PPPLF borrowing had an outstanding balance of $119.8 million.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At March 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $157.1 million and $96.1 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $129.3 million and $68.3 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%. This FHLB term borrowing of $10.0 million remained outstanding at March 31, 2021 and December 31, 2020. In May 2020, the Company secured a $5.0 million FHLB term borrowing for one year maturing in May 2021 at a fixed rate of 0.00%. This FHLB term borrowing of $5.0 million remained outstanding at March 31, 2021.

Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $116.0 million. There were no borrowings outstanding under these arrangements at March 31, 2021 and December 31, 2020.

The Company maintains a revolving line of credit with a commitment of $5.0 million for a six month term at a rate of Prime plus 0.40%. At March 31, 2021 and December 31, 2020, no borrowings were outstanding under this line of credit.

The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at March 31, 2021.

The Bank issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On both March 31, 2021 and December 31, 2020, the balance remained at $5.0 million, net of the remaining unamortized issuance cost.

The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At March 31, 2021 and December 31, 2020, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.

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

At March 31, 2021 and December 31, 2020, the Company had outstanding unfunded commitments for loans of approximately $534.3 million and $491.1 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $355,000 and $305,000 at March 31, 2021 and December 31, 2020, respectively.

The outstanding unfunded commitments for loans at March 31, 2021 was comprised of fixed rate commitments of approximately $24.8 million and variable rate commitments of approximately $509.5 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of March 31, 2021.

		Over One
	Due in	Year But
	One Year	Less Than	Over
(Dollars in thousands)	Or Less	Five Years	Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$8,386	$607	$6,000	$14,993
Interest rate between 4.00% and 5.00%	3,774	3,995	879	8,648
Interest rate greater than or equal to 5.00%	—	250	878	1,128

Total unfunded fixed rate loan commitments	$12,160	$4,852	$7,757	$24,769

Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases at March 31, 2021.

March 31,
(Dollars in thousands)	2021
Operating lease cost (cost resulting from lease payments)	$531
Operating lease - operating cash flows (fixed payments)	$602
Operating lease - ROU assets	$7,854
Operating lease - liabilities	$9,874
Weighted average lease term - operating leases	3.0 years
Weighted average discount rate - operating leases	0.35%

The following table reflects the minimum commitments under these non-cancellable leases, before considering renewal options (dollars in thousands).

March 31,
(Dollars in thousands)	2021
2021	$1,828
2022	2,441
2023	1,497
2024	1,456
2025	1,500
Thereafter	1,792

Total undiscounted cash flows	10,514
Discount on cash flows	(640)

Total lease liability	$9,874

Rent expense included in premises and equipment expense totaled $531,000 and $622,000 for the three months ended March 31, 2021 and 2020, respectively.

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

At March 31, 2021, uninsured deposits at financial institutions were approximately $26.0 million. At December 31, 2020, uninsured deposits at financial institutions were approximately $8.7 million.

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 and December 31, 2020 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Financial assets:
Cash and due from banks	$360,780	$360,780	$—	$—	$360,780
Securities available for sale	58,105	—	58,105	—	58,105
Loans, net	1,454,167	—	—	1,460,129	1,460,129
Accrued interest receivable	6,597	—	301	6,296	6,597
Financial liabilities:
Deposits	$1,629,715	$1,521,050	$108,917	$—	$1,629,967
Other borrowings	134,819	—	—	134,860	134,860
Subordinated debt	24,729	—	—	25,588	25,588
Accrued interest payable	516	—	51	465	516
As of December 31, 2020
Financial assets:
Cash and due from banks	$418,517	$418,517	$—	$—	$418,517
Securities available for sale	55,093	—	55,093	—	55,093
Loans, net	1,355,482	—	—	1,360,845	1,360,845
Accrued interest receivable	6,578	—	225	6,353	6,578
Financial liabilities:
Deposits	$1,532,206	$1,331,572	$200,888	$—	$1,532,460
Other borrowings	189,043	—	—	189,123	189,123
Subordinated debt	24,994	—	—	24,642	24,642
Accrued interest payable	545	—	51	494	545

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

Loans—Fair values of loans for March 31, 2021 and December 31, 2020 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2021
Investments available for sale:
Mortgage backed securities	$29,438	$—	$29,438	$—
Government agencies	2,385	—	2,385	—
Corporate bonds	26,282	—	26,282	—

Total assets measured at fair value on a recurring basis	$58,105	$—	$58,105	$—

As of December 31, 2020
Investments available for sale:
Mortgage backed securities	$28,193	$—	$28,193	$—
Government agencies	2,412	—	2,412	—
Corporate bonds	24,488	—	24,488	—

Total assets measured at fair value on a recurring basis	$55,093	$—	$55,093	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used.

Assets Recorded at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of March 31, 2021
Impaired loans - SBA	$687	$—	$—	$687

Total assets measured at fair value on a non-recurring basis	$687	$—	$—	$687

As of December 31, 2020
Impaired loans - SBA	$689	$—	$—	$689

Total assets measured at fair value on a non-recurring basis	$689	$—	$—	$689

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

7. BUSINESS IMPACT OF COVID-19

During 2020, the COVID-19 virus aggressively spread globally, including to all 50 states in the United States. The continuing COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2021, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the revised interagency guidance issued in April 2020, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)”, provide banks the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings (“TDRs”) for a limited time to account for the effects of COVID-19. As a result, the Company does not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. However, management continues to evaluate these loans for performance criteria separate from their respective COVID-19 loan modification status. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to March 31, 2021 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements (see “Subsequent Events” below).

Proactive Deferral Program:

As a result of the novel coronavirus COVID-19, during 2020 the Company granted payment deferments on 383 loans with an aggregate outstanding balance of $323.9 million and aggregate monthly principal and interest payments of $3.7 million, none of which are considered to be TDRs, based on the relief provided under the CARES Act described above. The payment deferments were granted initially for up to 90 days, and the Company considered an additional 90 days based on the circumstances on both a macro and micro level at the time. As of March 31, 2021, four loans totaling $9.5 million were on a deferred status or have had a structure modification under the CARES Act guidelines.

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

Following the launch of PPP in April 2020, the Company processed 100% of the approximately 730 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $362.0 million. As of March 31, 2021, loan balances totaling approximately $120.4 million had been approved for forgiveness and the funds remitted to the Company. Additionally, approximately $5.4 million in loan balances had been repaid to the Company directly from our clients. At March 31, 2021, the outstanding balance of the loans funded under the 2020 PPP was $236.2 million.

In January 2021, the SBA relaunched the PPP for both first draw and second draw participants that are eligible for the program. Eligible borrowers that previously received a PPP loan may apply for a second draw with the same general loan terms as their first draw PPP loan. The key features of the relaunched program are similar to the initial PPP. As of March 31, 2021, the Company processed 100% of the approximately 370 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $117.2 million.

The following table reflects the concentration of PPP loans funded and outstanding through the Paycheck Protection Program Liquidity Facility (PPPLF) as of March 31, 2021.

	Number of	Principal	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)	Loans	Balance	PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	371	$62.6	46%	17%	18%	4%
Contractors	110	130.6	14%	5%	37%	9%
Other	325	160.2	40%	15%	45%	11%

Total	806	$353.4	100%	37%	100%	24%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.

The Company’s participation in the PPP had the following impact on the operating results for the first quarter ended March 31, 2021:

•

Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $2.3 million during the first quarter ended March 31, 2021, including the impact of amortization of deferred fees and origination costs.

•

The Company received $9.1 million in fees during 2020 related to the origination of PPP loans and $3.9 million in similar fees during 2021. Recognition of the fees was deferred at origination and is being recognized over the term of the loans. For the first quarter ended March 31, 2021, the Company amortized into interest income approximately $2.2 million. As clients are accepted for loan forgiveness by the SBA, the remaining fees will be recognized at the time of payoff of the loan.

•

The Company deferred loan origination costs of approximately $3.0 million related to PPP loans which are being amortized over the remaining term of the PPP loans. Additionally, the Company deferred loan origination costs of approximately $1.7 million year-to-date related to loan modifications which are being amortized over the remaining term of the modified loans. During the first quarter ended March 31, 2021, the Company amortized into interest income approximately $633,000.

•

The continued uncertainty regarding the severity and duration of the pandemic and related economic effects considered in our qualitative assessment of the allowance for loan losses resulted in a gross increase in the provision for the first quarter ended March 31, 2021 of approximately $200,000. Our overall analysis of the allowance for loan losses considers multiple qualitative factors that may, in part, offset the gross impact on the provision specifically related to COVID-19.

Goodwill

The Company completed an impairment analysis of goodwill as of March 31, 2021 and determined there was no impairment.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).

As part of the Company’s qualitative assessment of goodwill impairment, management considered the triggering event of coronavirus COVID-19 and determined that the significant change in the general economic environment and financial markets, including our market capitalization, represents an interim impairment indicator that will require continued evaluation. However, we do not believe that it is more likely than not that a goodwill impairment exists as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2021 and December 31, 2020 and our results of operations for the three months ended March 31, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

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

In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2021.

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

Selected Financial Data

The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three months ended March 31, 2021 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$15,032	$12,303
Interest expense	1,696	2,121

Net interest income	13,336	10,182
Provision for credit losses	300	400

Net interest income after provision for credit losses	13,036	9,782
Other income	921	1,290
Other expenses	10,080	10,407

Income before taxes	3,877	665
Income taxes	1,068	192

Net income	$2,809	$473

Per Share Data:
Basic earnings per share	$0.34	$0.06
Diluted earnings per share	$0.34	$0.06
Performance Measures:
Return on average assets	0.59%	0.16%
Return on average tangible equity (1)	8.77%	1.54%
Net interest margin	2.94%	3.80%
Efficiency ratio	70.70%	90.72%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Balance Sheet Data:
Assets	$1,947,588	$1,905,799
Loans, net	$1,454,167	$1,355,482
Deposits	$1,629,715	$1,532,206
Shareholders’ equity	$139,178	$136,410
Asset Quality Data:
Allowance for loan losses / gross loans	0.99%	1.03%
Allowance for loan losses / nonperforming loans	6229.49%	6030.34%
Nonperforming assets / total assets	0.01%	0.01%
Nonperforming loans / gross loans	0.02%	0.02%
Capital Adequacy Measures (Bank):
Tier I leverage ratio	7.46%	7.49%
Tier I risk-based capital ratio	9.47%	10.11%
Total risk-based capital ratio	12.34%	13.22%

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

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K and in Note 1 to our unaudited financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.

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

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Return on average tangible common equity:
Net income	$2,809	$473
Tangible equity:
Average equity	$137,415	$131,343
Average goodwill / core deposit intangible	7,550	7,591

Tangible equity	$129,865	$123,752

Return on average tangible common equity	8.77%	1.54%

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans:
Allowance for loan loss	$14,577	$14,111
Gross loans	1,470,313	1,369,070
Less: PPP loans	353,426	306,373

Gross loans, net of PPP loans	1,116,887	1,062,697

Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans	1.31%	1.33%

Results of Operations – Three Months Ended March 31, 2021 and 2020:

Overview

For the three months ended March 31, 2021, net income was $2.8 million compared to $473,000 for the same period last year. The increase of $2.3 million, or 494%, was primarily attributable to an increase in net interest income of $3.1 million, or 31%, partially offset by an increase in the provision for income taxes of $876,000 or 456%.

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

Net interest income for the three months ended March 31, 2021, was $13.3 million, an increase of $3.1 million, or 31% over $10.2 million for the same period in 2020. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization totaling $2.2 million for fees collected on PPP loans, offset by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity. In addition to the impact of PPP, the increase in net interest income was due to growth in average earning assets.

Average total interest-earning assets increased by $762.0 million, or 71% to $1.84 billion in the first quarter of 2021 from $1.08 billion for the same period during 2020. For the three months ended March 31, 2021, growth in average deposits outpaced growth in average loans when compared to the same period of 2020 as the Company worked to strengthen liquidity. Average deposit balances for the three months ended March 31, 2021 grew $569.2 million, or 57%, from the quarter ended March 31, 2020, while average loans grew $463.2 million, or 49%, for the same period. As a result, the average loan to deposit ratio for the first quarter of 2021 was 90.2% down from 95.2% for the first quarter of 2020 and the yield on average earning assets decreased 128 basis points to 3.31% from 4.59%.

In addition, the average yield on total average gross loans in the three months ended March 31, 2021 was 4.18%, a decrease of 80 basis points compared to 4.98% in the same period one year earlier. Excluding PPP loans, the average yield on total average gross loans in the three months ended March 31, 2021 was 4.53%.

Of the $569.2 million increase in average total deposit balances year over year, $314.9 million was attributable to noninterest-bearing deposits and $254.3 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.55% during the quarter ended March 31, 2021 compared to 1.28% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 49 basis points to 0.31% in the first quarter of 2020 compared to 0.80% in the first quarter of 2020.

As a result, the net interest margin decreased by 86 basis points to 2.94% for the three months ended March 31, 2021, compared to 3.80% for the three months ended March 31, 2020.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2021 and 2020.

	Three months ended March 31,
(Dollars in thousands)	2021			2020
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,415,506	4.18%	$14,584	$952,303	4.98%	$11,783
Federal funds sold	369,223	0.10%	88	96,834	1.37%	329
Investment securities	54,708	2.67%	360	28,294	2.72%	191

Total interest earning assets	1,839,437	3.31%	15,032	1,077,431	4.59%	12,303

Noninterest-earning assets:
Cash and due from banks	23,033			21,729
All other assets (2)	60,269			68,643

TOTAL	$1,922,739			$1,167,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$34,512	0.13%	$11	$23,747	0.12%	$7
Money market and savings	644,740	0.61%	972	476,493	1.19%	1,412
Time	199,953	0.42%	208	124,705	1.85%	575
Other	192,803	1.06%	505	15,070	3.39%	127

Total interest-bearing liabilities	1,072,008	0.64%	1,696	640,015	1.33%	2,121

Noninterest-bearing liabilities:
Demand deposits	689,965			375,039
Accrued expenses and other liabilities	23,351			21,406
Shareholders’ equity	137,415			131,343

TOTAL	$1,922,739			$1,167,803

Net interest income and margin (3)		2.94%	$13,336		3.80%	$10,182

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees (costs) of $1.2 million and $(294,000), respectively. respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of 14.2 million and $11.1 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2021 and 2020. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$4,772	$(1,971)	$2,801
Federal funds sold	65	(306)	(241)
Investment securities	174	(5)	169
Interest expense:
Deposits
Demand	3	1	4
Money market and savings	254	(694)	(440)
Time	78	(445)	(367)
Other borrowings	466	(88)	378

Net interest income	$4,210	$(1,056)	$3,154

Interest Income

Interest income increased by $2.7 million in the first quarter of 2021 compared to the same period of 2020, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $2.8 million in the first quarter of 2021 compared to the first quarter of 2020 was comprised of $2.5 million attributable to an approximate $463.2 million increase in average loans outstanding, offset by approximately $266,000 attributable to the decrease in the yield earned on loans to 4.18% from 4.98%.

Interest Expense

Interest expense decreased by $425,000 in the first quarter of 2021 compared to the same period of 2020, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in the first quarter of 2021 compared to the same period one year earlier decreased 69 basis points to 0.64% from 1.33%.

Provision for Credit Losses

We made provisions for loan losses of $300,000 and $400,000 for the three months ended March 31, 2021 and 2020, respectively. We recorded net loan recoveries of $166,000 in the first quarter of 2021 compared to net loan recoveries of $90,000 during the same period of 2020. The allowance for loan loss as a percent of outstanding loans was 0.99% at March 31, 2021 and 1.19% at March 31, 2020. The decrease in the reserve percentage reflects the impact of PPP loans which are guaranteed by the SBA. The reserve percentage excluding PPP loans was 1.31% (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income.

	Three Months Ended
	March 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and other fees	$641	$970	$(329)	-34%
Earnings on BOLI	162	153	9	6%
Other	118	167	(49)	-29%

Total noninterest income	$921	$1,290	$(369)	-29%

Noninterest income decreased by $369,000 or 29% in the first quarter of 2021, compared to the first quarter of 2020. The decrease was primarily attributable to a decline in service charges and loan related fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense.

	Three Months Ended
	March 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$6,367	$6,477	$(110)	-2%
Premises and equipment	1,197	1,139	58	5%
Professional fees	589	955	(366)	-38%
Data processing	580	526	54	10%
Other	1,347	1,310	37	3%

Total noninterest expense	$10,080	$10,407	$(327)	-3%

During the three months ended March 31, 2021, non-interest expenses decreased by $327,000 or 3% to $10.1 million compared to $10.4 million in the same period of 2020. Of this decrease, $110,000 was in net salaries and benefits expense primarily as a result of capitalized loan origination costs related to growth in the loan portfolio offset, in part, by an increase in salaries related to the investment in our business.

Operating expenses for the three months ended March 31, 2021 also included a decrease in professional and legal fees of $366,000 related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares during the first quarter of 2020.

Provision for Income Taxes

Income tax expense was $1.1 million for the first quarter of 2021 which compared to $192,000 for the same period one year earlier. The effective tax rates for those time periods were 27.5% and 28.9%, respectively.

Financial Condition:

Overview

Total assets of the Company were $1.95 billion as of March 31, 2021 compared to $1.91 billion as of December 31, 2020. The increase in assets was driven by an increase in both the loan portfolio and federal funds sold. Growth in assets was primarily funded by growth in deposits and other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $101.2 million or 7% from December 31, 2020 to March 31, 2021, primarily due to growth in commercial loans, commercial real estate loans, and loans funded under the PPP which were primarily classified as SBA loans. The loan portfolio was comprised of approximately 30% of commercial and industrial at March 31, 2021 and December 31, 2020. In addition, commercial real estate loans comprised 39% of our loans at March 31, 2021 compared to 40% at December 31, 2020. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and their percentage distribution.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	439,044	414,548
Real estate—other	573,520	550,690
Real estate—construction and land	45,550	37,193
SBA	364,273	317,564
Other	47,926	49,075

Total loans, gross	1,470,313	1,369,070
Deferred loan origination (fees)/costs, net	(1,569)	523
Allowance for loan losses	(14,577)	(14,111)

Total loans, net	1,454,167	1,355,482

Commercial and industrial	30%	30%
Real estate—other	39%	40%
Real estate—construction and land	3%	3%
SBA	25%	23%
Other	3%	4%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of March 31, 2021. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One
	Due in	Year But			Loans With
	One Year	Less Than	Over		Fixed	Variable
(Dollars in thousands)	Or Less	Five Years	Five Years	Total	Rates (1)	Rates
Commercial and industrial	$127,100	$169,245	$142,699	$439,044	$221,124	$217,920
Real estate—other	26,339	173,980	373,201	573,520	270,599	302,921
Real estate—construction and land	20,955	11,459	13,136	45,550	13,218	32,332
SBA	442	354,812	9,019	364,273	353,624	10,649
Other	146	1,172	46,608	47,926	479	47,447

Total loans, gross	$174,982	$710,668	$584,663	$1,470,313	$859,044	$611,269

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at March 31, 2021. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans. See “Part I – Financial Information, Notes to Unaudited Consolidated Financial Statements, Footnote 7 – Business Impact of COVID-19” for additional discussion of loan modifications that have occurred under the CARES Act.

The following table presents information regarding the Company’s nonperforming and restructured loans.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans	$234	$234
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	234	234
Foreclosed assets	—	—

Total nonperforming assets	$234	$234

Performing TDR’s	$—	$—

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended March 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	142	80	117	(29)	(10)	300
Charge-offs	—	—	—	—	—	—
Recoveries	166	—	—	—	—	166

Ending balance	$9,231	$3,957	$798	$575	$16	$14,577

Three months ended March 31, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	1,045	(620)	(292)	271	(4)	400
Charge-offs	—	—	—	—	—	—
Recoveries	90	—	—	—	—	90

Ending balance	$7,843	$2,661	$730	$321	$10	$11,565

Our provision of $300,000 for the quarter ended March 31, 2021 primarily reflects the growth in our loan portfolio. While there was a modest increase to qualitative assessments from the potential impact of the COVID-19 pandemic, this was offset by improvements in other qualitative assessments. As of March 31, 2021, our most direct potential exposure to the COVID-19 environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the COVID-19 environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants. As such, the provision for the first quarter of 2021 reflects a heavier allocation toward commercial and real estate segments.

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

At March 31, 2021 and December 31, 2020, we had no held-to-maturity investments.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of March 31, 2021 and December 31, 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2021:
Mortgage backed securities	$29,305	$538	$(405)	$29,438
Government agencies	2,392	—	(7)	2,385
Corporate bonds	26,241	500	(459)	26,282

Total available for sale securities	$57,938	$1,038	$(871)	$58,105

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At March 31, 2021, approximately 46% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at March 31, 2021 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 43% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at March 31, 2021, which provide our customers with interest and liquidity. Time deposits comprised the remaining 11% of our deposits at March 31, 2021.

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

(Dollars in thousands)	Balance	% of Total
At March 31, 2021:
Demand noninterest-bearing	$742,574	46%
Demand interest-bearing	33,022	2%
Money market and savings	670,517	41%
Time	183,602	11%

Total deposits	$1,629,715	100%

At December 31, 2020:
Demand noninterest-bearing	$673,100	44%
Demand interest-bearing	34,869	2%
Money market and savings	623,603	41%
Time	200,634	13%

Total deposits	$1,532,206	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 18% of deposits were represented by the 10 largest depositors as of March 31, 2021. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2021, the capital conservation buffer was 2.50%.

At March 31, 2021, the Bank had a Tier 1 risk based capital ratio of 10.12%, a total capital to risk-weighted assets ratio of 11.55%, and a leverage ratio of 7.98%. At December 31, 2020, the Bank had a Tier 1 risk based capital ratio of 10.80%, a total capital to risk-weighted assets ratio of 12.33%, and a leverage ratio of 8.02%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2021 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 25, 2021, other than as follows.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. We funded 1,100 PPP loans with an aggregate outstanding principal amount of $353.4 million as of March 31, 2021. Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP began very shortly after it was authorized as part of the CARES Act, and there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes us to risks of noncompliance. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans to the extent that the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

California BanCorp

Dated: May 14, 2021	By:	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2021	By:	/s/ Thomas A. Sa
Thomas A. Sa
Senior Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)