Form 10-Q
period 2021-06-30
California BanCorp
filed 2021-08-12
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Act).    YES  ☐    NO  ☒
Number of shares outstanding of the registrant’s common stock as of August 1, 2021:
8,229,116

CALIFORNIA BANCORP
INDEX TO QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	June 30,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$26,159	$22,485
Federal funds sold	366,347	396,032

Total cash and cash equivalents	392,506	418,517
Investment securities, available for sale	61,142	55,093
Loans, net of allowance for losses of $13,240 and $14,111 at June 30, 2021 and December 31, 2020, respectively	1,338,770	1,355,482
Premises and equipment, net	5,089	5,778
Bank owned life insurance (BOLI)	24,085	23,718
Goodwill and other intangible assets	7,534	7,554
Accrued interest receivable and other assets	39,937	39,637

Total assets	$1,869,063	$1,905,779

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$791,580	$673,100
Interest bearing	888,192	859,106

Total deposits	1,679,772	1,532,206
Other borrowings	—	189,043
Junior Subordinated debt securities	24,745	24,994
Accrued interest payable and other liabilities	20,805	23,126

Total liabilities	1,725,322	1,769,369
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,229,116 and 8,171,734 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	108,417	107,948
Retained earnings	34,792	27,821
Accumulated other comprehensive income, net of taxes	532	641

Total shareholders’ equity	143,741	136,410

Total liabilities and shareholders’ equity	$1,869,063	$1,905,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans	$14,703	$12,466	$29,287	$24,248
Federal funds sold	84	108	172	437
Investment securities	392	207	752	398

Total interest income	15,179	12,781	30,211	25,083
Interest expense
Deposits	1,138	1,521	2,329	3,515
Borrowings and subordinated debt	455	475	960	602

Total interest expense	1,593	1,996	3,289	4,117
Net interest income	13,586	10,785	26,922	20,966
Provision for credit losses	(1,100)	2,930	(800)	3,330

Net interest income after provision for credit losses	14,686	7,855	27,722	17,636
Non-interest income
Service charges and other fees	638	537	1,279	1,508
Other	318	240	598	560

Total non-interest income	956	777	1,877	2,068
Non-interest expense
Salaries and benefits	6,374	2,121	12,741	8,598
Premises and equipment	1,209	1,132	2,406	2,271
Professional fees	527	1,267	1,116	2,222
Data processing	484	536	1,064	1,062
Other	1,241	1,384	2,588	2,694

Total non-interest expense	9,835	6,440	19,915	16,847
Income before provision for income taxes	5,807	2,192	9,684	2,857
Provision for income taxes	1,645	642	2,713	834

Net income	$4,162	$1,550	$6,971	$2,023

Earnings per common share
Basic	$0.51	$0.19	$0.85	$0.25

Diluted	$0.50	$0.19	$0.84	$0.25

Average common shares outstanding	8,209,678	8,127,911	8,195,380	8,115,575

Average common and equivalent shares outstanding	8,295,278	8,165,938	8,275,510	8,160,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$4,162	$1,550	$6,971	$2,023
Other comprehensive income
Unrealized (losses) gains on securities available for sale	588	669	(155)	743
Reclassification adjustment for realized loss on securities available for sale	—	—	—	70
Tax effect	(174)	(198)	46	(241)

Total other comprehensive (loss) income	414	471	(109)	572

Total comprehensive income	$4,576	$2,021	$6,862	$2,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) – PART I
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	3,369	383	—	—	383
Stock options exercised	14,495	99	—	—	99
Net income	—	—	2,809	—	2,809
Other comprehensive income	—	—	—	(523)	(523)

Balance at March 31, 2021	8,189,598	$108,430	$30,630	$118	$139,178
Stock awards issued and related compensation expense	28,562	234	—	—	234
Shares withheld to pay taxes on stock based compensation	(2,740)	(150)	—	—	(150)
Stock options exercised	21,770	48	—	—	48
Shares withheld to pay exercise price on stock options	(8,074)	(145)	—	—	(145)
Net income	—	—	4,162	—	4,162
Other comprehensive income	—	—	—	414	414

Balance at June 30, 2021	8,229,116	$108,417	$34,792	$532	$143,741

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

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,971	$2,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(800)	3,330
Provision for deferred taxes	238	399
Depreciation	1,490	646
Deferred loan fees, net	1,215	4,259
Accretion on discount of purchased loans, net	(62)	(136)
Stock based compensation, net	467	594
Increase in cash surrender value of life insurance	(327)	(296)
Discount on retained portion of sold loans, net	(18)	(166)
Loss on sale of investment securities, net	—	70
Increase (decrease) in accrued interest receivable and other assets	(1,924)	(3,902)
Decrease in accrued interest payable and other liabilities	(684)	(282)

Net cash provided by operating activities	6,566	6,539

Cash flows from investing activities:
Purchase of investment securities	(12,245)	(21,666)
Proceeds from sales of investment securities	—	7,662
Proceeds from principal payments on investment securities	6,155	3,570
Net increase (decrease) in loans	16,378	(351,545)
Purchase of low income tax credit investments	(549)	(714)
Purchase of premises and equipment	(801)	(1,687)
Purchase of bank-owned life insurance policies	(40)	(821)

Net cash used for investing activities	8,898	(365,201)

Cash flows from financing activities:
Net increase in customer deposits	147,566	397,466
Paydown of long term borrowing	(189,043)	—
Proceeds from short term and overnight borrowings, net	—	354,703
Proceeds from exercised stock options, net	2	220

Net cash provided by financing activities	(41,475)	752,389

Increase in cash and cash equivalents	(26,011)	393,727
Cash and cash equivalents, beginning of period	418,517	114,342

Cash and cash equivalents, end of period	$392,506	$508,069

Supplemental disclosure of cash flow information:
Recording of right to use assets and operating lease liabilities	$—	$3,516
Cash paid during the year for:
Interest	$3,739	$4,114
Income taxes	$1,521	$164
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Subsequent Events
Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at June 30, 2021 may be materially different from actual results due to the
COVID-19
pandemic. See Note 7 to the unaudited consolidated financial statements for additional information regarding the
COVID-19
pandemic.
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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$4,162	$1,550	$6,971	$2,023
Weighted average basic common shares outstanding	8,209,678	8,127,911	8,195,380	8,115,575
Add: dilutive potential common shares	85,600	38,027	80,130	44,577

Weighted average diluted common shares outstanding	8,295,278	8,165,938	8,275,510	8,160,152
Basic earnings per share	$0.51	$0.19	$0.85	$0.25

Diluted earnings per share	$0.50	$0.19	$0.84	$0.25

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

2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2021 and December 31, 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At June 30, 2021:
Mortgage backed securities	$26,706	$513	$(97)	$27,122
Government agencies	2,375	37	—	2,412
Corporate bonds	31,306	574	(272)	31,608

Total available for sale securities	$60,387	$1,124	$(369)	$61,142

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Net unrealized gains on available for sale investment securities totaling $755,000 and $910,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at June 30, 2021 and December 31, 2020, respectively.
The Company purchased 3 securities for $12.2 million and did not sell available for sale investment securities during the six months ended June 30, 2021. The Company purchased 4 securities for $21.7 million and sold 6 securities for total proceeds of $7.7 million during the six months ended June 30, 2020.

The following table summarizes securities with unrealized losses at June 30, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At June 30, 2021:
Mortgage backed securities	$9,947	$(97)	$—	$—	$9,947	$(97)
Government agencies	—	—	—	—	—	—
Corporate bonds	6,478	(272)	—	—	6,478	(272)

Total available for sale securities	$16,425	$(369)	$—	$—	$16,425	$(369)

At December 31, 2020:
Mortgage backed securities	$4,481	$(17)	$—	$—	$4,481	$(17)
Government agencies	2,412	(6)	—	—	2,412	(6)
Corporate bonds	7,830	(170)	—	—	7,830	(170)

Total available for sale securities	$14,723	$(193)	$—	$—	$14,723	$(193)

At June 30, 2021 the Company’s investment security portfolio consisted of 32 securities, four of which (mortgage backed securities and corporate securities with investment grade ratings) were in an unrealized loss position at quarter end. At December 31, 2020 the Company’s investment security portfolio consisted of 29 securities, five of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the scheduled maturities of available for sale investment securities as of June 30, 2021.

	June 30, 2021
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available for sale securities:
Less than one year	$—	$—
One to five years	14,131	14,372
Five to ten years	5,250	5,324
Beyond ten years	11,925	11,912
Securities not due at a single maturity date	29,081	29,534

Total available for sale securities	$60,387	$61,142

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

3. LOANS AND ALLOWANCE FOR LOAN LOSSES
Outstanding loans as of June 30, 2021 and December 31, 2020 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4). Additionally, SBA loans include loans funded under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the
COVID-19
pandemic (see Note 7).

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$425,643	$414,548
Real estate - other	616,451	550,690
Real estate - construction and land	41,558	37,193
SBA	204,734	317,564
Other	64,253	49,075

Total loans, gross	1,352,639	1,369,070
Deferred loan origination (fees)/costs, net	(629)	523
Allowance for loan losses	(13,240)	(14,111)

Total loans, net	$1,338,770	$1,355,482

The following table reflects the loan portfolio allocated by management’s internal risk ratings at June 30, 2021 and December 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of June 30, 2021
Grade:
Pass	$409,874	$604,110	$37,576	$203,031	$64,253	$1,318,844
Special Mention	13,026	3,777	1,297	564	—	18,664
Substandard	2,743	8,564	2,685	1,139	—	15,131

Total	$425,643	$616,451	$41,558	$204,734	$64,253	$1,352,639

As of December 31, 2020
Grade:
Pass	$401,629	$540,153	$34,543	$315,277	$49,075	$1,340,677
Special Mention	9,013	2,911	872	859	—	13,655
Substandard	3,906	7,626	1,778	1,428	—	14,738

Total	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

The following table reflects an aging analysis of the loan portfolio by the time past due at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of June 30, 2021
Commercial and industrial	$—	$—	$—	$—	$425,643	$425,643
Real estate - other	621	—	—	1,000	614,830	616,451
Real estate - construction and land	—	—	—	—	41,558	41,558
SBA	188	—	—	234	204,312	204,734
Other	—	—	—	—	64,253	64,253

Total loans, gross	$1,372	$—	$—	$1,234	$1,350,033	$1,352,639

As of December 31, 2020
Commercial and industrial	$—	$—	$—	$—	$414,548	$414,548
Real estate - other	1,505	—	—	—	549,185	550,690
Real estate - construction and land	—	—	—	—	37,193	37,193
SBA	—	—	—	234	317,330	317,564
Other	—	—	—	—	49,075	49,075

Total loans, gross	$1,505	$—	$—	$234	$1,367,331	$1,369,070

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of June 30, 2021 and December 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of June 30, 2021
Gross loans:
Loans individually evaluated for impairment	$1,163	$1,000	$—	$234	$—	$2,397
Loans collectively evaluated for impairment	424,480	615,451	41,558	204,500	64,253	1,350,242

Total gross loans	$425,643	$616,451	$41,558	$204,734	$64,253	$1,352,639

Allowance for loan losses:
Loans individually evaluated for impairment	$19	$—	$—	$—	$—	$19
Loans collectively evaluated for impairment	8,114	4,069	697	317	24	13,221

Total allowance for loan losses	$8,133	$4,069	$697	$317	$24	$13,240

As of December 31, 2020
Gross loans:
Loans individually evaluated for impairment	$2,288	$—	$—	$689	$—	$2,977
Loans collectively evaluated for impairment	412,260	550,690	37,193	316,875	49,075	1,366,093

Total loans	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

Allowance for loan losses:
Loans individually evaluated for impairment	$41	$—	$—	$259	$—	$300
Loans collectively evaluated for impairment	8,882	3,877	681	345	26	13,811

Total allowance for loan losses	$8,923	$3,877	$681	$604	$26	$14,111

The following table reflects information related to impaired loans as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of June 30, 2021
With no related allowance recorded:
Real estate - other	$1,000	$1,000	$—	$1,000	$9
SBA	$234	$757	$—	$2,282	$18
With an allowance recorded:
Commercial and industrial	$1,163	$1,163	$19	$1,041	$26
Total:
Commercial and industrial	$1,163	$1,163	$19	$1,041	$26
Real estate - other	$1,000	$1,000	$—	$1,000	$9
SBA	$234	$757	$—	$2,282	$18
As of December 31, 2020
With no related allowance recorded:
SBA	$234	$479	$—	$1,917	$—
With an allowance recorded:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$455	$455	$259	$3,921	$57
Total:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$689	$934	$259	$5,838	$57

The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and June 30, 2020.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended June 30, 2021
Beginning balance	$9,231	$3,957	$798	$575	$16	$14,577
Provision for loan losses	(1,139)	112	(101)	20	8	(1,100)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	41	—	—	—	—	41

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Three months ended June 30, 2020
Beginning balance	$7,843	$2,661	$730	$321	$10	$11,565
Provision for loan losses	1,871	671	226	153	9	2,930
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	5	—	—	—	—	5

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Six months ended June 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(997)	192	16	(9)	(2)	(800)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	207	—	—	—	—	207

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Six months ended June 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	2,916	51	(66)	424	5	3,330
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	95	—	—	—	—	95

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Interest forgone on nonaccrual loans totaled $53,000 and $63,000 for the three months ended June 30, 2021 and 2020, respectively, and $61,000 and $145,000 for the six months ended June 30, 2021 and 2020, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months and six months ended June 30, 2021 and 2020, respectively.
The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.
Trouble
d
Debt Restructurings
At June 30, 2021 and December 31, 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of June 30, 2021 and December 31, 2020 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three and six months ended June 30, 2021 and 2020.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and six months ended June 30, 2021 and 2020.
COVID-19
For additional information regarding the impact of
COVID-19
on the loan portfolio, see Footnote 7.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At June 30, 2021, amounts pledged and available borrowing capacity under such limits were approximately $326.0 million and $217.6 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $458.7 million and $358.5 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. As of June 30, 2021, the PPPLF borrowing arrangement had no outstanding balance.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At June 30, 2021, amounts pledged and available borrowing capacity under such limits were approximately $193.6 million and $147.6 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $129.3 million and $68.3 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%. This FHLB term borrowing had no outstanding balance at June 30, 2021 and $10.0 million outstanding at December 31, 2020. In May 2020, the Company secured a $5.0 million FHLB term borrowing for one year maturing in May 2021 at a fixed rate of 0.00%. This FHLB term borrowing had no outstanding balance at June 30, 2021 and $5.0 million outstanding at December 31, 2020.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $116.0 million. There were no borrowings outstanding under these arrangements at June 30, 2021 and December 31, 2020.
The Company maintains a revolving line of credit with a commitment of $5.0 million for a six month term at a rate of Prime plus 0.40%. At June 30, 2021 and December 31, 2020, no borrowings were outstanding under this line of credit.
The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at June 30, 2021 and December 31, 2020.

The Bank issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt has a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changes to a variable rate of prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On both June 30, 2021 and December 31, 2020, the balance remained at $5.0 million, net of the remaining unamortized issuance cost.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At June 30, 2021 and December 31, 2020, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
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
At June 30, 2021 and December 31, 2020, the Company had outstanding unfunded commitments for loans of approximately $573.7 million and $491.1 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $355,000 and $305,000 at June 30, 2021 and December 31, 2020, respectively.
The outstanding unfunded commitments for loans at June 30, 2021 was comprised of fixed rate commitments of approximately $25.7 million and variable rate commitments of approximately $548.0 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of June 30, 2021.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$9,635	$974	$6,591	$17,200
Interest rate between 4.00% and 5.00%	1,993	4,091	1,675	7,759
Interest rate greater than or equal to 5.00%	—	746	—	746

Total unfunded fixed rate loan commitments	$11,628	$5,811	$8,266	$25,705

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases at June 30, 2021.

(Dollars in thousands)	June 30, 2021
Operating lease cost (cost resulting from lease payments)	$1,057
Operating lease—operating cash flows (fixed payments)	$1,208
Operating lease—ROU assets	$7,386
Operating lease—liabilities	$9,327
Weighted average lease term—operating leases	2.8 years
Weighted average discount rate—operating leases	0.54%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of June 30, 2021.

(Dollars in thousands)	June 30, 2021
2021	$1,222
2022	2,441
2023	1,497
2024	1,456
2025	1,500
Thereafter	1,792

Total undiscounted cash flows	9,908
Discount on cash flows	(581)

Total lease liability	$9,327

Rent expense included in premises and equipment expense totaled $526,000 and $615,000 for the three months ended June 30, 2021 and 2020, respectively. Rent expense included in premises and equipment expense totaled $1.1 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
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
At June 30, 2021, uninsured deposits at financial institutions were approximately $33.9 million. At December 31, 2020, uninsured deposits at financial institutions were approximately $8.7 million.

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
The carrying amounts and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of June 30, 2021
Financial assets:
Cash and due from banks	$392,506	$392,506	$—	$—	$392,506
Securities available for sale	61,142	—	61,142	—	61,142
Loans, net	1,338,770	—	—	1,339,306	1,339,306
Accrued interest receivable	5,509	—	282	5,227	5,509
Financial liabilities:
Deposits	$1,679,772	$1,577,178	$102,715	$—	$1,679,893
Other borrowings	—	—	—	—	—
Subordinated debt	24,745	—	—	26,358	26,358
Accrued interest payable	379	—	311	69	376
As of December 31, 2020
Financial assets:
Cash and due from banks	$418,517	$418,517	$—	$—	$418,517
Securities available for sale	55,093	—	55,093	—	55,093
Loans, net	1,355,482	—	—	1,360,845	1,360,845
Accrued interest receivable	6,578	—	225	6,353	6,578
Financial liabilities:
Deposits	$1,532,206	$1,331,572	$200,888	$—	$1,532,460
Other borrowings	189,043	—	—	189,123	189,123
Subordinated debt	24,994	—	—	24,642	24,642
Accrued interest payable	545	—	51	494	545

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
Loans—Fair values of loans for June 30, 2021 and December 31, 2020 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.
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
Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2021
Investments available for sale:
Mortgage backed securities	$27,122	$—	$27,122	$—
Government agencies	2,412	—	2,412	—
Corporate bonds	31,608	—	31,608	—

Total assets measured at fair value on a recurring basis	$61,142	$—	$61,142	$—

As of December 31, 2020
Investments available for sale:
Mortgage backed securities	$28,193	$—	$28,193	$—
Government agencies	2,412	—	2,412	—
Corporate bonds	24,488	—	24,488	—

Total assets measured at fair value on a recurring basis	$55,093	$—	$55,093	$—

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
basis as of June 30, 2021 and December 31, 2020.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of June 30, 2021
Impaired loans—Real estate other	$1,000	$—	$—	$1,000
Impaired loans—SBA	234	—	—	234

Total assets measured at fair value on a non-recurring basis	$1,234	$—	$—	$1,234

As of December 31, 2020
Impaired loans—SBA	$689	$—	$—	$689

Total assets measured at fair value on a non-recurring basis	$689	$—	$—	$689

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
7. BUSINESS IMPACT OF
COVID-19
During 2020, the
COVID-19
virus aggressively spread globally, including to all 50 states in the United States. The continuing
COVID-19
outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the
COVID-19
virus has minimally impacted our operations as of June 30, 2021, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential
businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.
Investments
Management has analyzed the investment portfolio and determined that any impairment would be temporary based on the type of investments the company holds.
As part of the Company’s assessment of other-than-temporary-impairment (OTTI), management considered coronavirus
COVID-19
and determined that its impact on the general economic environment and financial markets has improved and stabilized and, as such, does not currently represent an indicator of impairment.

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
COVID-19.
Management has evaluated events related to
COVID-19
that have occurred subsequent to June 30, 2021 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements.
Proactive Deferral Program:
As a result of the novel coronavirus
COVID-19,
during 2020 the Company granted payment deferments on 383 loans with an aggregate outstanding balance of $323.9 million and aggregate monthly principal and interest payments of $3.7 million, none of which are considered to be TDRs, based on the relief provided under the CARES Act described above. The payment deferments were granted initially for up to 90 days, and the Company considered an additional 90 days based on the circumstances on both a macro and micro level at the time. As of June 30, 2021, four loans totaling $9.5 million were on a deferred status or have had a structure modificatio
n
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
Following the launch of PPP in April 2020, the Company processed 100% of the approximately 730 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $362.0 million. As of June 30, 2021, loan balances totaling approximately $285.0 million had been approved for forgiveness and the funds remitted to the Company. Additionally, approximately $5.4 million in loan balances had been repaid to the Company directly from our clients. At June 30, 2021, the outstanding balance of the loans funded under the 2020 PPP was $71.6 million.
In January 2021, the SBA relaunched the PPP for both first draw and second draw participants that are eligible for the program. Eligible borrowers that previously received a PPP loan may apply for a second draw with the same general loan terms as their first draw PPP loan. The key features of the relaunched program are similar to the initial PPP. As of June 30, 2021, the Company processed 100% of the approximately 390 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $129.2 million. As of June 30, 2021, loan balances totaling approximately $6.3 million had been approved for forgiveness and the funds remitted to the Company from this second round pool of funding, resulting in an outstanding balance of loans funded under the 2021 PPP of $122.9 million.

The following table reflects the concentration of PPP loans funded and outstanding through the Paycheck Protection Program Liquidity Facility (PPPLF) as of June 30, 2021.

	Number of	Principal	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)	Loans	Balance	PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	292	$19.4	50%	15%	10%	1%
Contractors	69	60.7	12%	4%	31%	5%
Other	220	114.4	38%	11%	59%	8%

Total	581	$194.5	100%	30%	100%	14%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.
The Company’s participation in the PPP had the following impact on the operating results for the second quarter and six months ended June 30, 2021:

•
Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $2.4 million and $4.7 million during the second quarter and six months ended June 30, 2021, respectively, including the impact of amortization of deferred fees and origination costs.

•
The Company received $9.1 million in fees during 2020 related to the origination of PPP loans and $4.4 million in similar fees during 2021. Recognition of the fees was deferred at origination and is being recognized over the term of the loans. For the second quarter and six months ended June 30, 2021, the Company amortized into interest income approximately $2.2 million and $4.4 million, respectively. As clients are accepted for loan forgiveness by the SBA, the remaining fees will be recognized at the time of payoff of the loan.

•
The Company deferred loan origination costs of approximately $3.0 million related to PPP loans which are being amortized over the remaining term of the PPP loans. During the second quarter and six months ended June 30, 2021, the Company amortized into interest income approximately $514,000 and $1.1 million, respectively.

•
The Company’s continued assessment of the qualitative reserves in response to general macroeconomic impacts related to
COVID-19
resulted in a release of the allowance for loan losses during the second quarter of 2021. As such, the provision for loan losses was $(1.1) million and $(800,000) for the three and six months ended June 30, 2021. Our overall analysis of the allowance for loan losses considers multiple qualitative factors that may, in part, offset the gross impact on the provision specifically related to
COVID-19.

Goodwill
The Company completed an impairment analysis of goodwill as of June 30, 2021 and determined there was no impairment.
Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).
As part of the Company’s qualitative assessment of goodwill impairment, management considered
COVID-19
and determined that it was no longer a triggering event given that its impact on the general economic environment and financial markets, including our market capitalization, has improved and stabilized and, as such, does not currently represent an indicator of impairment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2021 and December 31, 2020 and our results of operations for the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form
10-K
for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.
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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of
COVID-19,
any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the
COVID-19
pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form
10-Q
that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2021.
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
Selected Financial Data
The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2021 and 2020 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form
10-Q.
The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended
	June 30,
(Dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$15,179	$12,781
Interest expense	1,593	1,996

Net interest income	13,586	10,785
Provision for credit losses	(1,100)	2,930

Net interest income after provision for credit losses	14,686	7,855
Other income	956	777
Other expenses	9,835	6,440

Income before taxes	5,807	2,192
Income taxes	1,645	642

Net income	$4,162	$1,550

Per Share Data:
Basic earnings per share	$0.51	$0.19
Diluted earnings per share	$0.50	$0.19
Performance Measures:
Return on average assets	0.87%	0.35%
Return on average tangible equity (1)	12.42%	4.96%
Net interest margin	2.98%	2.59%
Efficiency ratio	67.63%	55.70%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	Six months ended
	June 30,
(Dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$30,211	$25,083
Interest expense	3,289	4,117

Net interest income	26,922	20,966
Provision for credit losses	(800)	3,330

Net interest income after provision for credit losses	27,722	17,636
Other income	1,877	2,068
Other expenses	19,915	16,847

Income before taxes	9,684	2,857
Income taxes	2,713	834

Net income	$6,971	$2,023

Per Share Data:
Basic earnings per share	$0.85	$0.25
Diluted earnings per share	$0.84	$0.25
Performance Measures:
Return on average assets	0.73%	0.28%
Return on average tangible equity (1)	10.59%	3.26%
Net interest margin	2.96%	3.06%
Efficiency ratio	69.15%	73.14%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Balance Sheet Data:
Assets	$1,869,063	$1,905,799
Loans, net	$1,338,770	$1,355,482
Deposits	$1,679,772	$1,532,206
Shareholders’ equity	$143,741	$136,410
Asset Quality Data:
Allowance for loan losses / gross loans	0.98%	1.03%
Allowance for loan losses / nonperforming loans	1072.93%	6030.34%
Nonperforming assets / total assets	0.07%	0.01%
Nonperforming loans / gross loans	0.09%	0.02%
Capital Adequacy Measures:
Tier I leverage ratio	7.53%	7.49%
Tier I risk-based capital ratio	9.35%	10.11%
Total risk-based capital ratio	11.93%	13.22%

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average tangible common equity:
Net income	$4,162	$1,550	$6,971	$2,023
Tangible equity:
Average equity	$141,919	$133,348	$140,251	$132,346
Average goodwill / core deposit intangible	7,540	7,581	7,545	7,586

Tangible equity	$134,379	$125,767	$132,706	$124,760

Return on average tangible common equity	12.42%	4.96%	10.59%	3.26%

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans:
Allowance for loan loss	$13,240	$14,111
Gross loans	1,352,639	1,369,070
Less: PPP loans	194,472	306,373

Gross loans, net of PPP loans	1,158,167	1,062,697

Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans	1.14%	1.33%

Results of Operations – Three Months Ended June 30, 2021 and 2020:
Overview
For the three months ended June 30, 2021, net income was $4.2 million compared to $1.6 million for the same period last year. The increase of $2.6 million, or 169%, was primarily attributable to an increase in net interest income of $2.8 million and a decrease in the provision for loan losses of $4.0 million, offset by an increase in non-interest
expense of $3.4 million and an increase in income tax expense of $1.0 million.
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
Net interest income for the three months ended June 30, 2021, was $13.6 million, an increase of $2.8 million, or 26% over $10.8 million for the same period in 2020. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization totaling $2.2 million for fees collected on PPP loans combined with growth in earning assets, a reduction in the cost of deposits, and the repayment of previously outstanding borrowing arrangements.
Average total interest-earning assets increased by $154.6 million, or 9% to $1.83 billion in the second quarter of 2021 from $1.68 billion for the same period during 2020. For the three months ended June 30, 2021, growth in average deposits outpaced growth in average loans when compared to the same period of 2020 as the Company worked to strengthen liquidity. Average deposit balances for the three months ended June 30, 2021 grew $290.8 million, or 22%, from the quarter ended June 30, 2020, while average loans grew $182.2 million, or 15%, for the same period. As a result, the average loan to deposit ratio for the second quarter of 2021 was 88.1% down from 93.7% for the second quarter of 2020 and the yield on average earning assets increased 26 basis points to 3.33% from 3.07%.
In addition, the average yield on total average gross loans in the three months ended June 30, 2021 was 4.17%, an increase of 11 basis points compared to 4.06% in the same period one year earlier. Excluding PPP loans, the average yield on total average gross loans in the three months ended June 30, 2021 was 4.42%.
Of the $290.8 million increase in average total deposit balances year over year, $124.8 million was attributable to noninterest-bearing deposits and $166.0 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.52% during the quarter ended June 30, 2021 compared to 0.86% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 18 basis points to 0.28% in the second quarter of 2021 compared to 0.46% in the second quarter of 2020.
As a result, the net interest margin increased by 39 basis points to 2.98% for the three months ended June 30, 2021, compared to 2.59% for the three months ended June 30, 2020.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021			2020
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,415,729	4.17%	$14,703	$1,233,488	4.06%	$12,466
Federal funds sold	355,457	0.09%	84	408,879	0.11%	108
Investment securities	58,794	2.67%	392	33,015	2.52%	207

Total interest earning assets	1,829,980	3.33%	15,179	1,675,382	3.07%	12,781

Noninterest-earning assets:
Cash and due from banks	19,147			21,118
All other assets (2)	60,431			67,138

TOTAL	$1,909,558			$1,763,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$33,861	0.12%	$10	$25,857	0.11%	$7
Money market and savings	673,460	0.55%	925	525,586	0.82%	1,075
Time	172,452	0.47%	203	162,293	1.09%	439
Other	139,458	1.31%	455	292,239	0.65%	475

Total interest-bearing liabilities	1,019,231	0.63%	1,593	1,005,975	0.80%	1,996

Noninterest-bearing liabilities:
Demand deposits	728,074			603,288
Accrued expenses and other liabilities	20,334			21,027
Shareholders’ equity	141,919			133,348

TOTAL	$1,909,558			$1,763,638

Net interest income and margin (3)		2.98%	$13,586		2.59%	$10,785

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $1.2 million and $414,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of 14.6 million and $12.2 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2021 and 2020. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,893	$344	$2,237
Federal funds sold	(13)	(11)	(24)
Investment securities	172	13	185
Interest expense:
Deposits
Demand	2	1	3
Money market and savings	203	(353)	(150)
Time	12	(248)	(236)
Other borrowings	(498)	478	(20)

Net interest income	$2,333	$468	$2,801

Interest Income
Interest income increased by $2.4 million in the second quarter of 2021 compared to the same period of 2020, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $2.2 million in the second quarter of 2021 compared to the second quarter of 2020 was primarily comprised of $2.3 million attributable to an approximate $182.2 million increase in average loans outstanding.
Interest Expense
Interest expense decreased by $403,000 in the second quarter of 2021 compared to the same period of 2020, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to the PPPLF term borrowing. The average rate paid on interest-bearing liabilities in the second quarter of 2021 compared to the same period one year earlier decreased 17 basis points to 0.63% from 0.80%.
Provision for Credit Losses
The provision for loan losses decreased to $(1.1) million for the second quarter of 2021 compared to $2.9 million for the second quarter of 2020. Net loan charge-offs in the second quarter of 2021 were $237,000 or 0.02% of gross loans, compared to net charge-offs of $2.0 million, or 0.15% of gross loans, in the second quarter 2020. The allowance for loan loss as a percent of outstanding loans was 0.98% at June 30, 2021 and 0.96% at June 30, 2020. The increase in the reserve percentage was primarily due to the charge-off
activity recognized in the second quarter of 2020, partially offset by a decrease in the second quarter of 2021 of the qualitative reserves in response to improving general macroeconomic impacts related to
COVID-19.
The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.14% at June 30, 2021 compared to 1.34% (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income.

	Three Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and other fees	$638	$537	$101	19%
Earnings on BOLI	163	143	20	14%
Other	155	97	58	60%

Total noninterest income	$956	$777	$179	23%

Noninterest income increased by $179,000 or 23% in the second quarter of 2021, compared to the second quarter of 2020. The increase was primarily attributable to an increase in service charges and loan related fees.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense.

	Three Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$6,374	$2,121	$4,253	201%
Premises and equipment	1,209	1,132	77	7%
Professional fees	527	1,267	(740)	-58%
Data processing	484	536	(52)	-10%
Other	1,241	1,384	(143)	-10%

Total noninterest expense	$9,835	$6,440	$3,395	53%

During the three months ended June 30, 2021,
non-interest
expenses increased by $3.4 million or 53% to $9.8 million compared to $6.4 million in the same period of 2020. Compared to the second quarter of 2020, the increase in non-interest
expense was primarily due to higher capitalized loan origination costs (included in net salaries and benefits) recognized in the second quarter of 2020 related to funding of PPP loans, offset in part by an increase in salaries related the investment in our business. Excluding capitalized loan origination costs, non-interest
expenses for the second quarter of 2021 decreased approximately $185,000 compared to the second quarter of 2020.
Operating expenses for the three months ended June 30, 2021 also included a decrease in professional and legal fees of $740,000 related to implementation of FDICIA and SEC compliance controls and processes as well as the registration of the Company’s common shares during the first half of 2020.
Provision for Income Taxes
Income tax expense was $1.6 million for the second quarter of 2021 which compared to $642,000 for the same period one year earlier. The effective tax rates for those time periods were 28.3% and 29.3%, respectively.

Results of Operations – Six Months Ended June 30, 2021 and 2020:
Overview
For the six months ended June 30, 2021, net income was $7.0 million compared to $2.0 million for the same period last year. The increase of $5.0 million, or 245%, was primarily attributable to a decrease in the provision for credit losses of $4.1 million, or 124%.
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
Net interest income for the six months ended June 30, 2021, was $26.9 million, an increase of $5.9 million, or 28% over $21.0 million for the same period in 2020. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization of fees collected on PPP loans and an increase in the volume of average earning assets offset, in part, by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity.
Average total interest-earning assets increased by $455.2 million, or 33% to $1.84 billion in the six months ended June 30, 2021 from $1.38 billion for the same period during 2020. For the six months ended June 30, 2021, growth in average deposits outpaced growth in average loans when compared to the same period of 2020 as the Company worked to strengthen liquidity. Average deposit balances for the six months ended June 30, 2021 grew $429.8 million, or 37%, from the six months ended June 30, 2020, while average loans grew $322.7 million, or 30%, for the same period. As a result, the average loan to deposit ratio for the first six months of 2021 was 89.1% down from 94.3% for the same time period of 2020 and the yield on average earning assets decreased 34 basis points to 3.32% from 3.66%.
In addition, the average yield on total average gross loans in the six months ended June 30, 2021 was 4.17%, a decrease of 29 basis points compared to 4.46% in the same period one year earlier. Excluding PPP loans, the average yield on total average gross loans in the six months ended June 30, 2021 was 4.87%.
Of the $429.8 million increase in average total deposit balances year over year, $219.7 million was attributable to noninterest-bearing deposits and $210.1 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.53% during the six months ended June 30, 2021 compared to 1.06% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 31 basis points to 0.30% in the first six months of 2021 compared to 0.61% in the in the same period of 2020.
As a result, the net interest margin decreased by 10 basis points to 2.96% for the six months ended June 30, 2021, compared to 3.06% for the six months ended June 30, 2020.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021			2020
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,415,618	4.17%	$29,287	$1,092,895	4.46%	$24,248
Federal funds sold	362,301	0.10%	172	256,258	0.34%	437
Investment securities	57,109	2.66%	752	30,655	2.61%	398

Total interest earning assets	1,835,028	3.32%	30,211	1,379,808	3.66%	25,083

Noninterest-earning assets:
Cash and due from banks	20,978			14,952
All other assets (2)	60,719			69,098

TOTAL	$1,916,725			$1,463,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$34,185	0.12%	$21	$24,802	0.11%	$14
Money market and savings	659,180	0.58%	1,897	501,039	1.00%	2,486
Time	186,021	0.45%	411	143,499	1.42%	1,015
Other	165,957	1.17%	960	153,741	0.79%	602

Total interest-bearing liabilities	1,045,343	0.63%	3,289	823,081	1.01%	4,117

Noninterest-bearing liabilities:
Demand deposits	709,022			489,289
Accrued expenses and other liabilities	22,109			19,142
Shareholders’ equity	140,251			132,346

TOTAL	$1,916,725			$1,463,858

Net interest income and margin (3)		2.96%	$26,922		3.06%	$20,966

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $2.3 million and $121,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $14.4 million and $11.7 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2021 and 2020. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$6,677	$(1,638)	$5,039
Federal funds sold	50	(315)	(265)
Investment securities	348	6	354
Interest expense:
Deposits
Demand	6	1	7
Money market and savings	455	(1,044)	(589)
Time	94	(698)	(604)
Other borrowings	71	287	358

Net interest income	$6,449	$(493)	$5,956

Interest Income
Interest income increased by $5.1 million in the first six months of 2021 compared to the same period of 2020, primarily due to amortization of loan fees collected on PPP loans and volume growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $5.0 million in the first six months of 2021 compared to the same period of 2020 was comprised of $6.6 million attributable to an approximate $322.7 million increase in average loans outstanding, offset by approximately $1.6 million attributable to the decrease in the yield earned on loans to 4.17% from 4.46%.
Interest Expense
Interest expense decreased by $828,000 in the six months of 2021 compared to the same period of 2020, primarily due to decreased rates paid on interest-bearing deposits partially offset by growth in the overall deposit portfolio and increased borrowings. The average rate paid on interest-bearing liabilities in the six months of 2021 compared to the same period one year earlier decreased 38 basis points to 0.63% from 1.01%.
Provision for Credit Losses
The provision for loan losses decreased to $(800,000) for the first six months of 2021 compared to $3.3 million for the same period of 2020. Net loan charge-offs of $71,000 in the first six months of 2021 compared to net loan charge-offs of $1.9 million during the same period of 2020. During the first six months of 2020, the Company charged-off
a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for loan loss as a percent of outstanding loans was 0.98% at June 30, 2021 and 0.96% at June 30, 2020. The increase in the reserve percentage was primarily due to the charge-off
activity recognized in the second quarter of 2020, partially offset by a decrease in the second quarter of 2021 of the qualitative reserves in response to improving general macroeconomic impacts related to
COVID-19.
The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.14% at June 30, 2021 compared to 1.34% (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income.

	Six Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and other fees	$1,279	$1,508	$(229)	-15%
Earnings on BOLI	325	296	29	10%
Other	273	264	9	3%

Total noninterest income	$1,877	$2,068	$(191)	-9%

Noninterest income decreased by $191,000, or 9%, in the first six months of 2021, compared to the same period of 2020. The decrease was primarily attributable to a decrease in service charges and other fees.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense.

	Six Months Ended
	June 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$12,741	$8,598	$4,143	48%
Premises and equipment	2,406	2,271	135	6%
Professional fees	1,116	2,222	(1,106)	-50%
Data processing	1,064	1,062	2	0%
Other	2,588	2,694	(106)	-4%

Total noninterest expense	$19,915	$16,847	$3,068	18%

During the six months ended June 30, 2021,
non-interest
expenses increased by $3.1 million or 18% to $19.9 million compared to $16.8 million in the same period of 2020. Excluding capitalized loan origination costs of $2.7 million and $5.8 million, respectively, non-interest
expense was $22.6 million for both of the six months ended June 30, 2021 and 2020 which reflects the Company’s continued focus on managing expenses and utilizing the recent investment in infrastructure to support the continued growth of the Company.
Provision for Income Taxes
Income tax expense was $2.7 million for the first six months of 2021 which compared to $834,000 for the same period one year earlier. The effective tax rates for those time periods were 28.0% and 29.2%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 was the result of an adjustment to the amortization schedule of an individual low income housing tax credit investment.

Financial Condition:
Overview
Total assets of the Company were $1.87 billion as of June 30, 2021 compared to $1.91 billion as of December 31, 2020. The decrease in assets was due to utilizing excess liquidity to repay outstanding borrowing arrangements..
Loan Portfolio
Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances decreased by $16.4 million or 1% from December 31, 2020 to June 30, 2021, primarily due to PPP loans forgiven by the SBA, partially offset by growth in commercial and industrial loans and commercial real estate loans. The loan portfolio at June 30, 2021 was comprised of approximately 31% of commercial and industrial loans compared to 30% at December 31, 2020. In addition, commercial real estate loans comprised 46% of our loans at June 30, 2021 compared to 40% at December 31, 2020. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.
The following table reflects the composition of the Company’s loan portfolio and their percentage distribution.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$425,643	$414,548
Real estate - other	616,451	550,690
Real estate - construction and land	41,558	37,193
SBA	204,734	317,564
Other	64,253	49,075

Total loans, gross	1,352,639	1,369,070
Deferred loan origination (fees)/costs, net	(629)	523
Allowance for loan losses	(13,240)	(14,111)

Total loans, net	$1,338,770	$1,355,482

Commercial and industrial	31%	30%
Real estate - other	46%	40%
Real estate - construction and land	3%	3%
SBA	15%	23%
Other	5%	4%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of June 30, 2021. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total	Loans With
(Dollars in thousands)					Fixed Rates (1)	Variable Rates
Commercial and industrial	$112,889	$169,850	$142,904	$425,643	$215,769	$209,874
Real estate - other	28,682	200,048	387,721	616,451	306,573	309,878
Real estate - construction and land	27,299	10,710	3,549	41,558	5,732	35,826
SBA	71,353	125,263	8,118	204,734	194,665	10,069
Other	1,109	383	62,761	64,253	62,820	1,433

Total loans, gross	$241,332	$506,254	$605,053	$1,352,639	$785,559	$567,080

(1)	Excludes variable rate loans on floors
Nonperforming Assets
Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at June 30, 2021. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans. See “Part I – Financial Information, Notes to Unaudited Consolidated Financial Statements, Footnote 7 – Business Impact of
COVID-19”
for additional discussion of loan modifications that have occurred under the CARES Act.
The following table presents information regarding the Company’s nonperforming and restructured loans.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$1,234	$234
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	1,234	234
Foreclosed assets	—	—

Total nonperforming assets	$1,234	$234

Performing TDR’s	$—	$—

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
The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended June 30, 2021
Beginning balance	$9,231	$3,957	$798	$575	$16	$14,577
Provision for loan losses	(1,139)	112	(101)	20	8	(1,100)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	41	—	—	—	—	41

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Three months ended June 30, 2020
Beginning balance	$7,843	$2,661	$730	$321	$10	$11,565
Provision for loan losses	1,871	671	226	153	9	2,930
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	5	—	—	—	—	5

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Six months ended June 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(997)	192	16	(9)	(2)	(800)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	207	—	—	—	—	207

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Six months ended June 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	2,916	51	(66)	424	5	3,330
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	95	—	—	—	—	95

Ending balance	$7,851	$3,332	$956	$366	$19	$12,524

Our provision of $(1.1) million and $(800,000) for the quarter and six months ended June 30, 2021 reflects a decrease to qualitative assessments from the potential impact of the
COVID-19
pandemic offset, in part, by modest loan growth in areas of the loan portfolio. As of June 30, 2021, our most direct potential exposure to the
COVID-19
environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the
COVID-19
environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants.
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
and reported at fair value.
At June 30, 2021 and December 31, 2020, we had no
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
The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of June 30, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
At June 30, 2021:
Mortgage backed securities	$26,706	$513	$(97)	$27,122
Government agencies	2,375	37	—	2,412
Corporate bonds	31,306	574	(272)	31,608

Total available for sale securities	$60,387	$1,124	$(369)	$61,142

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Deposits
Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.
At June 30, 2021, approximately 47% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at June 30, 2021 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 42% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at June 30, 2021, which provide our customers with interest and liquidity. Time deposits comprised the remaining 11% of our deposits at June 30, 2021.

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

(Dollars in thousands)	Balance	% of Total
At June 30, 2021:
Demand noninterest-bearing	$791,580	47%
Demand interest-bearing	36,268	2%
Money market and savings	674,390	40%
Time	177,534	11%

Total deposits	$1,679,772	100%

At December 31, 2020:
Demand noninterest-bearing	$673,100	44%
Demand interest-bearing	34,869	2%
Money market and savings	623,603	41%
Time	200,634	13%

Total deposits	$1,532,206	100%

Liquidity
Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20% of deposits were represented by the 10 largest depositors as of June 30, 2021. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance
sheet and
off-balance
liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.
Capital Resources
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance
sheet items as calculated under regulatory accounting policies. As of June 30, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2021, the capital conservation buffer was 2.50%.
At June 30, 2021, the Bank had a Tier 1 risk based capital ratio of 10.36%, a total capital to risk-weighted assets ratio of 11.57%, and a leverage ratio of 8.36%. At December 31, 2020, the Bank had a Tier 1 risk based capital ratio of 10.80%, a total capital to risk-weighted assets ratio of 12.33%, and a leverage ratio of 8.02%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2021 of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
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
We
are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the

COVID-19

pandemic. We have funded approximately 1,120 PPP loans with an aggregate principal amount of $486.7 million through June 30, 2021, of which $194.5 million remained outstanding as of June 30, 2021. Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP began very shortly after it was authorized as part of the CARES Act, and there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes us to risks of noncompliance. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans to the extent that the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: August 12, 2021	By:	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Thomas A. Sa
Thomas A. Sa
Senior Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)