Form 10-Q
period 2021-09-30
California BanCorp
filed 2021-11-09
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Act).    YES  ☐    NO  ☒
Number of shares outstanding of the registrant’s common stock as of November 1, 2021: 8,250,899

CALIFORNIA BANCORP
INDEX TO QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	September 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$22,424	$22,485
Federal funds sold	578,626	396,032

Total cash and cash equivalents	601,050	418,517
Investment securities, available for sale	82,108	55,093
Loans, net of allowance for losses of $13,571 and $14,111 at September 30, 2021 and December 31, 2020, respectively	1,289,161	1,355,482
Premises and equipment, net	4,227	5,778
Bank owned life insurance (BOLI)	24,247	23,718
Goodwill and other intangible assets	7,524	7,554
Accrued interest receivable and other assets	40,762	39,637

Total assets	$2,049,079	$1,905,779

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$790,646	$673,100
Interest bearing	951,408	859,106

Total deposits	1,742,054	1,532,206
Other borrowings	79,536	189,043
Junior subordinated debt securities	59,009	24,994
Accrued interest payable and other liabilities	21,241	23,126

Total liabilities	1,901,840	1,769,369
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,250,109 and 8,171,734 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	109,009	107,948
Retained earnings	38,008	27,821
Accumulated other comprehensive income, net of taxes	222	641

Total shareholders’ equity	147,239	136,410

Total liabilities and shareholders’ equity	$2,049,079	$1,905,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans	$14,870	$12,849	$44,157	$37,096
Federal funds sold	199	117	371	554
Investment securities	470	222	1,222	621

Total interest income	15,539	13,188	45,750	38,271
Interest expense
Deposits	1,152	1,467	3,481	4,981
Borrowings and subordinated debt	546	533	1,506	1,136

Total interest expense	1,698	2,000	4,987	6,117
Net interest income	13,841	11,188	40,763	32,154
Provision for credit losses	300	850	(500)	4,180

Net interest income after provision for credit losses	13,541	10,338	41,263	27,974
Non-interest income
Service charges and other fees	905	779	2,184	2,287
Other	397	249	995	809

Total non-interest income	1,302	1,028	3,179	3,096
Non-interest expense
Salaries and benefits	6,920	6,452	19,661	15,051
Premises and equipment	1,372	1,359	3,778	3,630
Professional fees	334	634	1,450	3,013
Data processing	540	734	1,604	1,796
Other	1,347	1,366	3,935	3,903

Total non-interest expense	10,513	10,545	30,428	27,393
Income before provision for income taxes	4,330	821	14,014	3,677
Provision for income taxes	1,114	326	3,827	1,159

Net income	$3,216	$495	$10,187	$2,518

Earnings per common share
Basic	$0.39	$0.06	$1.24	$0.31

Diluted	$0.39	$0.06	$1.23	$0.31

Average common shares outstanding	8,244,154	8,141,807	8,211,907	8,124,387

Average common and equivalent shares outstanding	8,310,799	8,169,334	8,283,683	8,159,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$3,216	$495	$10,187	$2,518
Other comprehensive income
Unrealized (losses) gains on securities available for sale	(440)	(143)	(595)	602
Reclassification adjustment for realized loss on securities available for sale	—	—	—	70
Tax effect	130	43	176	(200)

Total other comprehensive (loss) income	(310)	(100)	(419)	472

Total comprehensive income	$2,906	$395	$9,768	$2,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)—PART I
(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	3,369	383	—	—	383
Stock options exercised	14,495	99	—	—	99
Net income	—	—	2,809	—	2,809
Other comprehensive loss	—	—	—	(523)	(523)

Balance at March 31, 2021	8,189,598	$108,430	$30,630	$118	$139,178
Stock awards issued and related compensation expense	28,562	234	—	—	234
Shares withheld to pay taxes on stock based compensation	(2,740)	(150)	—	—	(150)
Stock options exercised	21,770	48	—	—	48
Shares withheld to pay exercise price on stock options	(8,074)	(145)	—	—	(145)
Net income	—	—	4,162	—	4,162
Other comprehensive income	—	—	—	414	414

Balance at June 30, 2021	8,229,116	$108,417	$34,792	$532	$143,741
Stock awards issued and related compensation expense	30,053	723	—	—	723
Shares withheld to pay taxes on stock based compensation	(10,056)	(82)	—	—	(82)
Stock options exercised	3,750	—	—	—	—
Shares withheld to pay exercise price on stock options	(2,754)	(49)	—	—	(49)
Net income	—	—	3,216	—	3,216
Other comprehensive loss	—	—	—	(310)	(310)

Balance at September 30, 2021	8,250,109	$109,009	$38,008	$222	$147,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART II
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256
Stock awards issued and related compensation expense	25,215	413	—	—	413
Shares withheld to pay taxes on stock based compensation	(7,550)	(133)	—	—	(133)
Stock options exercised	11,217	83	—	—	83
Net income	—	—	473	—	473
Other comprehensive income	—	—	—	101	101

Balance at March 31, 2020	8,121,848	$106,790	$23,991	$412	$131,193
Stock awards issued and related compensation expense	1,428	314	—	—	314
Stock options exercised	10,181	137	—	—	137
Net income	—	—	1,550	—	1,550
Other comprehensive income	—	—	—	471	471

Balance at June 30, 2020	8,133,457	$107,241	$25,541	$883	$133,665
Stock awards issued and related compensation expense	12,483	525	—	—	525
Stock options exercised	3,738	10	—	—	10
Net income	—	—	495	—	495
Other comprehensive loss	—	—	—	(100)	(100)

Balance at September 30, 2020	8,149,678	$107,776	$26,036	$783	$134,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$10,187	$2,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(500)	4,180
Provision for deferred taxes	(1,851)	127
Depreciation	1,166	996
Deferred loan (costs) fees, net	(152)	3,823
Accretion on discount of purchased loans, net	(85)	(216)
Stock based compensation, net	1,108	1,119
Increase in cash surrender value of life insurance	(487)	(440)
Discount on retained portion of sold loans, net	(26)	(176)
Loss on sale of investment securities, net	—	70
Increase (decrease) in accrued interest receivable and other assets	1,050	(2,167)
Decrease in accrued interest payable and other liabilities	321	2,929

Net cash provided by operating activities	10,731	12,763

Cash flows from investing activities:
Purchase of investment securities	(36,548)	(35,403)
Proceeds from sales of investment securities	—	7,729
Proceeds from principal payments on investment securities	8,848	5,425
Purchase of loans	(20,008)	(24,289)
Net decrease (increase) in loans	87,092	(382,916)
Purchase of low income tax credit investments	(565)	(941)
Purchase of Federal Home Loan Bank stock	(1,344)	(363)
Purchase of premises and equipment	(165)	(3,261)
Purchase of bank-owned life insurance policies	(42)	(821)

Net cash used for investing activities	37,268	(434,840)

Cash flows from financing activities:
Net increase in customer deposits	209,848	448,996
Paydown of long term borrowing, net	(109,507)	—
Proceeds from short term and overnight borrowings, net	—	342,703
Proceeds from issuance of subordinated debt, net	34,240	19,700
Proceeds from exercised stock options, net	(47)	230

Net cash provided by financing activities	134,534	811,629

Increase in cash and cash equivalents	182,533	389,552
Cash and cash equivalents, beginning of period	418,517	114,342

Cash and cash equivalents, end of period	$601,050	$503,894

Supplemental disclosure of cash flow information:
Recording of right to use assets and operating lease liabilities	$—	$2,903
Cash paid during the year for:
Interest	$5,490	$10,097
Income taxes	$4,684	$164
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Subsequent Events
Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at September 30, 2021 may be materially different from actual results due to the
COVID-19
pandemic. See Note 7 to the unaudited consolidated financial statements for additional information regarding the
COVID-19
pandemic.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$3,216	$495	$10,187	$2,518
Weighted average basic common shares outstanding	8,244,154	8,141,807	8,211,907	8,124,387
Add: dilutive potential common shares	66,645	27,527	71,776	35,134

Weighted average diluted common shares outstanding	8,310,799	8,169,334	8,283,683	8,159,521
Basic earnings per share	$0.39	$0.06	$1.24	$0.31

Diluted earnings per share	$0.39	$0.06	$1.23	$0.31

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

2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2021 and December 31, 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2021:
Mortgage backed securities	$43,324	$416	$(360)	$43,380
Government agencies	2,117	35	—	2,152
Corporate bonds	36,352	589	(365)	36,576

Total available for sale securities	$81,793	$1,040	$(725)	$82,108

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Net unrealized gains on available for sale investment securities totaling $315,000 and $910,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at September 30, 2021 and December 31, 2020, respectively.
The Company purchased 9 securities for $36.5 million and did not sell available for sale investment securities during the nine months ended September 30, 2021. The Company purchased 8 securities for $35.4 million and sold 6 securities for total proceeds of $7.7 million during the nine months ended September 30, 2020.

The following table summarizes securities with unrealized losses at September 30, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At September 30, 2021:
Mortgage backed securities	$28,621	$(360)	$—	$—	$28,621	$(360)
Government agencies	—	—	—	—	—	—
Corporate bonds	11,750	(77)	4,712	(288)	16,462	(365)

Total available for sale securities	$40,371	$(437)	$4,712	$(288)	$45,083	$(725)

At December 31, 2020:
Mortgage backed securities	$4,481	$(17)	$—	$—	$4,481	$(17)
Government agencies	2,412	(6)	—	—	2,412	(6)
Corporate bonds	7,830	(170)	—	—	7,830	(170)

Total available for sale securities	$14,723	$(193)	$—	$—	$14,723	$(193)

At September 30, 2021 the Company’s investment security portfolio consisted of 38 securities, eleven of which (mortgage backed securities and corporate securities with investment grade ratings) were in an unrealized loss position at quarter end. At December 31, 2020 the Company’s investment security portfolio consisted of 29 securities, five of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the scheduled maturities of available for sale investment securities as of September 30, 2021.

	September 30, 2021
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available for sale securities:
Less than one year	$—	$—
One to five years	22,145	22,317
Five to ten years	14,846	15,061
Beyond ten years	5,426	5,209
Securities not due at a single maturity date	39,376	39,521

Total available for sale securities	$81,793	$82,108

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

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of September 30, 2021 and December 31, 2020 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4). Additionally, SBA loans include loans funded under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the
COVID-19
pandemic (see Note 7).

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$428,169	$414,548
Real estate - other	664,202	550,690
Real estate - construction and land	41,312	37,193
SBA	107,096	317,564
Other	61,193	49,075

Total loans, gross	1,301,972	1,369,070
Deferred loan origination costs, net	760	523
Allowance for credit losses	(13,571)	(14,111)

Total loans, net	$1,289,161	$1,355,482

The following table reflects the loan portfolio allocated by management’s internal risk ratings at September 30, 2021 and December 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of September 30, 2021
Grade:
Pass	$413,292	$653,813	$37,220	$105,164	$61,193	$1,270,682
Special Mention	10,933	4,661	1,288	1,000	—	17,882
Substandard	3,944	5,728	2,804	932	—	13,408

Total	$428,169	$664,202	$41,312	$107,096	$61,193	$1,301,972

As of December 31, 2020
Grade:
Pass	$401,629	$540,153	$34,543	$315,277	$49,075	$1,340,677
Special Mention	9,013	2,911	872	859	—	13,655
Substandard	3,906	7,626	1,778	1,428	—	14,738

Total	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

The following table reflects an aging analysis of the loan portfolio by the time past due at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of September 30, 2021
Commercial and industrial	$134	$—	$—	$—	$428,035	$428,169
Real estate - other	—	191	—	1,000	663,011	664,202
Real estate - construction and land	—	—	—	—	41,312	41,312
SBA	—	—	—	233	106,863	107,096
Other	—	—	—	—	61,193	61,193

Total loans, gross	$134	$191	$—	$1,233	$1,300,414	$1,301,972

As of December 31, 2020
Commercial and industrial	$—	$—	$—	$—	$414,548	$414,548
Real estate - other	1,505	—	—	—	549,185	550,690
Real estate - construction and land	—	—	—	—	37,193	37,193
SBA	—	—	—	234	317,330	317,564
Other	—	—	—	—	49,075	49,075

Total loans, gross	$1,505	$—	$—	$234	$1,367,331	$1,369,070

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for credit losses as of September 30, 2021 and December 31, 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of September 30, 2021
Gross loans:
Loans individually evaluated for impairment	$—	$1,000	$—	$233	$—	$1,233
Loans collectively evaluated for impairment	428,169	663,202	41,312	106,863	61,193	1,300,739

Total gross loans	$428,169	$664,202	$41,312	$107,096	$61,193	$1,301,972

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,209	4,393	675	273	21	13,571

Total allowance for loan losses	$8,209	$4,393	$675	$273	$21	$13,571

As of December 31, 2020
Gross loans:
Loans individually evaluated for impairment	$2,288	$—	$—	$689	$—	$2,977
Loans collectively evaluated for impairment	412,260	550,690	37,193	316,875	49,075	1,366,093

Total loans	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

Allowance for loan losses:
Loans individually evaluated for impairment	$41	$—	$—	$259	$—	$300
Loans collectively evaluated for impairment	8,882	3,877	681	345	26	13,811

Total allowance for loan losses	$8,923	$3,877	$681	$604	$26	$14,111

The following table reflects information related to impaired loans as of September 30, 2021 and December 31, 2020.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
As of September 30, 2021
With no related allowance recorded:
Real estate - other	$1,000	$1,000	$—	$1,000	$8
SBA	$233	$755	$—	$1,973	$14
Total:
Real estate - other	$1,000	$1,000	$—	$1,000	$8
SBA	$233	$755	$—	$1,973	$14
As of December 31, 2020
With no related allowance recorded:
SBA	$234	$479	$—	$1,917	$—
With an allowance recorded:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$455	$455	$259	$3,921	$57
Total:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$689	$934	$259	$5,838	$57

The following table reflects the changes in, and allocation of, the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended September 30, 2021
Beginning balance	$8,133	$4,069	$697	$317	$24	$13,240
Provision for loan losses	45	324	(22)	(44)	(3)	300
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Three months ended September 30, 2020
Beginning balance	$7,851	$3,332	$956	$366	$19	$12,524
Provision for loan losses	772	276	(280)	79	3	850
Charge-offs	—	—	—	—	—	—
Recoveries	11	—	—	—	—	11

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Nine months ended September 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(952)	516	(6)	(53)	(5)	(500)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	238	—	—	—	—	238

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Nine months ended September 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,688	327	(346)	503	8	4,180
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	106	—	—	—	—	106

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Interest forgone on nonaccrual loans totaled $31,000 and $23,000 for the three months ended September 30, 2021 and 2020, respectively, and $84,000 and $168,000 for the nine months ended September 30, 2021 and 2020, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months and nine months ended September 30, 2021 and 2020, respectively.
The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred loan origination costs due to their immateriality.
Troubled Debt Restructurings
At September 30, 2021 and December 31, 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of September 30, 2021 and December 31, 2020 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three and nine months ended September 30, 2021 and 2020.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and nine months ended September 30, 2021 and 2020.
COVID-19
For additional information regarding the impact of
COVID-19
on the loan portfolio, see Footnote 7.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At September 30, 2021, amounts pledged and available borrowing capacity under such limits were approximately $300.2 million and $200.0 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $458.7 million and $358.5 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. As of September 30, 2021 and December 31, 2020, the PPPLF borrowing arrangement had an outstanding balance of $79.5 million and $174.0 million respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At September 30, 2021, amounts pledged and available borrowing capacity under such limits were approximately $184.1 million and $138.1 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $129.3 million and $68.3 million, respectively. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%. This FHLB term borrowing was repaid in full at maturity and therefore had no outstanding balance at September 30, 2021 and had an outstanding balance of $10.0 million at December 31, 2020. In May 2020, the Company secured a $5.0 million FHLB term borrowing for one year maturing in May 2021 at a fixed rate of 0.00%. This FHLB term borrowing was repaid in full at maturity and therefore had no outstanding balance at September 30, 2021 and had an outstanding balance $5.0 million at December 31, 2020.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $116.0 million. There were no borrowings outstanding under these arrangements at September 30, 2021 and December 31, 2020.
The Company maintains a revolving line of credit with a commitment of $5.0 million for a six month term at a rate of Prime plus 0.40%. At September 30, 2021 and December 31, 2020, no borrowings were outstanding under this line of credit.

The Company entered into a
three year
borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at September 30, 2021 and December 31, 2020.
The Bank issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt had a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changed to a variable rate of prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. On both September 30, 2021 and December 31, 2020, the balance remained at $5.0 million, net of the remaining unamortized issuance cost.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At September 30, 2021 and December 31, 2020, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At September 30, 2021, the balance remained at $35.0 million, net of the remaining unamortized issuance cost
.
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
At September 30, 2021 and December 31, 2020, the Company had outstanding unfunded commitments for loans of approximately $580.4 million and $491.1 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $380,000 and $305,000 at September 30, 2021 and December 31, 2020, respectively.
The outstanding unfunded commitments for loans at September 30, 2021 was comprised of fixed rate commitments of approximately $26.9 million and variable rate commitments of approximately $553.5 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of September 30, 2021.

		Over One
	Due in	Year But
	One Year	Less Than	Over
(Dollars in thousands)	Or Less	Five Years	Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$13,461	$1,841	$6,646	$21,948
Interest rate between 4.00% and 5.00%	2,245	1,160	995	4,400
Interest rate greater than or equal to 5.00%	250	345	—	595

Total unfunded fixed rate loan commitments	$15,956	$3,346	$7,641	$26,943

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2027, with certain leases containing either three, five, or seven year renewal options.
The following table reflects the quantitative information for the Company’s leases at September 30, 2021.

September 30,
(Dollars in thousands)	2021
Operating lease cost (cost resulting from lease payments)	$1,578
Operating lease - operating cash flows (fixed payments)	$1,818
Operating lease - ROU assets	$6,914
Operating lease - liabilities	$8,774
Weighted average lease term - operating leases	2.6 years
Weighted average discount rate - operating leases	0.60%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of September 30, 2021.

September 30,
(Dollars in thousands)	2021
2021	$613
2022	2,441
2023	1,497
2024	1,456
2025	1,500
Thereafter	1,792

Total undiscounted cash flows	9,299
Discount on cash flows	(525)

Total lease liability	$8,774

Rent expense included in premises and equipment expense totaled $521,000 and $619,000 for the three months ended
September 30, 2021 and 2020, respectively. Rent expense included in premises and equipment expense totaled $1.6 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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
At September 30, 2021, uninsured deposits at financial institutions were approximately $39.5 million. At December 31, 2020, uninsured deposits at financial institutions were approximately $8.7 million.
6. FAIR VALUE MEASUREMENTS
Fair Value Hierarchy
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Valuations within these levels are based upon:
Level 1 - Quoted market prices for identical instruments traded in active exchange markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.
Level 3 - Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.
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
The carrying amounts and estimated fair values of financial instruments at September 30, 2021 and December 31, 2020 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2021
Financial assets:
Cash and due from banks	$601,050	$601,050	$—	$—	$601,050
Securities available for sale	82,108	—	82,108	—	82,108
Loans, net	1,289,161	—	—	1,289,677	1,289,677
Accrued interest receivable	5,235	—	519	4,716	5,235
Financial liabilities:
Deposits	$1,742,054	$1,645,361	$96,801	$—	$1,742,162
Other borrowings	79,536	—	—	79,536	79,536
Subordinated debt	59,009	—	—	61,127	61,127
Accrued interest payable	327	—	48	279	327
As of December 31, 2020
Financial assets:
Cash and due from banks	$418,517	$418,517	$—	$—	$418,517
Securities available for sale	55,093	—	55,093	—	55,093
Loans, net	1,355,482	—	—	1,360,845	1,360,845
Accrued interest receivable	6,578	—	225	6,353	6,578
Financial liabilities:
Deposits	$1,532,206	$1,331,572	$200,888	$—	$1,532,460
Other borrowings	189,043	—	—	189,123	189,123
Subordinated debt	24,994	—	—	24,642	24,642
Accrued interest payable	545	—	51	494	545
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
Loans—Fair values of loans for September 30, 2021 and December 31, 2020 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.
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
Junior Subordinated Debt Securities—Fair values for subordinated debt are calculated based on its terms and were discounted to the date of the valuation to calculate the fair value on the debt. A market rate based on recent debt offering by peer bank was used to discount cash flow until reprice date and subsequently cash flow were discounted at Prime plus 2% for its security. These assumptions which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within the Level 3 classification.
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
Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2021
Investments available for sale:
Mortgage backed securities	$43,380	$—	$43,380	$—
Government agencies	2,152	—	2,152	—
Corporate bonds	36,576	—	36,576	—

Total assets measured at fair value on a recurring basis	$82,108	$—	$82,108	$—

As of December 31, 2020
Investments available for sale:
Mortgage backed securities	$28,193	$—	$28,193	$—
Government agencies	2,412	—	2,412	—
Corporate bonds	24,488	—	24,488	—

Total assets measured at fair value on a recurring basis	$55,093	$—	$55,093	$—

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
non-recurring
basis as of September 30, 2021 and December 31, 2020.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of September 30, 2021
Impaired loans - Real estate other	$1,000	$—	$—	$1,000
Impaired loans - SBA	233	—	—	233

Total assets measured at fair value on a non-recurring basis	$1,233	$—	$—	$1,233

As of December 31, 2020
Impaired loans - SBA	$689	$—	$—	$689

Total assets measured at fair value on a non-recurring basis	$689	$—	$—	$689

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

7. BUSINESS IMPACT OF
COVID-19
During 2020, the
COVID-19
virus aggressively spread globally, including to all 50 states in the United States. The continuing
COVID-19
outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the
COVID-19
virus has minimally impacted our operations as of September 30, 2021, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home”, social distancing and other risk mitigation measures along with the closing of non-essential
businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.
Investments
Management has analyzed the investment portfolio and determined that any impairment would be temporary based on the type of investments the company holds.
As part of the Company’s assessment of other-than-temporary-impairment (OTTI), management considered the current impact of the
COVID-19
pandemic and determined that its impact on the general economic environment and financial markets has improved and stabilized and, as such, does not currently represent an indicator of impairment.
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
COVID-19.
Management has evaluated events related to
COVID-19
that have occurred subsequent to September 30, 2021 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements.
Proactive Deferral Program:
As a result of
COVID-19,
during 2020 the Company granted payment deferments on 383 loans with an aggregate outstanding balance of $323.9 million and aggregate monthly principal and interest payments of $3.7 million, none of which are considered to be TDRs, based on the relief provided under the CARES Act described above. The payment deferments were granted initially for up to 90 days, and the Company considered an additional 90 days based on the circumstances on both a macro and micro level at the time. As of September 30, 2021, three loans totaling $6.7 million were on a deferred status or have had a structure modification under the CARES Act guidelines.
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
Following the launch of PPP in April 2020, the Company processed 100% of the approximately 730 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $362.0 million. As of September 30, 2021, loan balances totaling approximately $350.1 million had been approved for forgiveness and the funds remitted to the Company. Additionally, approximately $5.4 million in loan balances had been repaid to the Company directly from our clients. At September 30, 2021, the outstanding balance of the loans funded under the 2020 PPP was $6.5 million.
In January 2021, the SBA relaunched the PPP for both first draw and second draw participants that are eligible for the program. Eligible borrowers that previously received a PPP loan may apply for a second draw with the same general loan terms as their first draw PPP loan. The key features of the relaunched program are similar to the initial PPP. As of September 30, 2021, the Company processed 100% of the approximately 390 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $129.2 million. As of September 30, 2021, loan balances totaling approximately $38.3 million had been approved for forgiveness and the funds remitted to the Company from this second round pool of funding, resulting in an outstanding balance of loans funded under the 2021 PPP of $90.9 million.
The following table reflects the concentration of PPP loans funded and outstanding through the Paycheck Protection Program Liquidity Facility (PPPLF) as of September 30, 2021.

	Number of	Principal	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)	Loans	Balance	PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	174	$19.3	52%	10%	20%	1%
Contractors	33	20.4	10%	2%	21%	2%
Other	126	57.7	38%	8%	59%	4%

Total	333	$97.4	100%	20%	100%	7%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.
The Company’s participation in the PPP had the following impact on the operating results for the third quarter and nine months ended September 30, 2021:

•
Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $1.9 million and $6.5 million during the third quarter and nine months ended September 30, 2021, respectively, including the impact of amortization of deferred fees and origination costs.

•
The Company received $9.1 million in fees during 2020 related to the origination of PPP loans and $4.4 million in similar fees during 2021. Recognition of the fees was deferred at origination and is being recognized over the term of the loans. For the third quarter and nine months ended September 30, 2021, the Company amortized into interest income approximately $1.9 million and $6.3 million, respectively. As clients are accepted for loan forgiveness by the SBA, the remaining fees will be recognized at the time of payoff of the loan.

•
The Company deferred loan origination costs of approximately $3.0 million related to PPP loans which are being amortized over the remaining term of the PPP loans. During the third quarter and nine months ended September 30, 2021, the Company amortized into interest income approximately $348,000 and $1.5 million, respectively.

•
The Company’s provision for credit losses was $300,000 for the third quarter of 2021 primarily as a result of growth in the loan portfolio unrelated to PPP loans. The Company’s continued assessment of the qualitative reserves in response to improving general macroeconomic impacts related to
COVID-19
resulted in a release of the allowance for credit losses of $500,000 for the nine months ended September 30, 2021. Our overall analysis of the allowance for credit losses considers multiple qualitative factors that may, in part, offset the gross impact on the provision specifically related to
COVID-19.

Goodwill
The Company completed an impairment analysis of goodwill as of September 30, 2021 and determined there was no impairment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form
10-K
for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.
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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of
COVID-19,
any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the
COVID-19
pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form
10-Q
that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2021.
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
Selected Financial Data
The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and nine months ended September 30, 2021 and 2020 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form
10-Q.
The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended September 30,
(Dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$15,539	$13,188
Interest expense	1,698	2,000

Net interest income	13,841	11,188
Provision for credit losses	300	850

Net interest income after provision for credit losses	13,541	10,338
Other income	1,302	1,028
Other expenses	10,513	10,545

Income before taxes	4,330	821
Income taxes	1,114	326

Net income	$3,216	$495

Per Share Data:
Basic earnings per share	$0.39	$0.06
Diluted earnings per share	$0.39	$0.06
Performance Measures:
Return on average assets	0.64%	0.10%
Return on average tangible equity (1)	9.19%	1.55%
Net interest margin	2.87%	2.41%
Efficiency ratio	69.42%	86.32%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	Nine months ended September 30,
(Dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$45,750	$38,271
Interest expense	4,987	6,117

Net interest income	40,763	32,154
Provision for credit losses	(500)	4,180

Net interest income after provision for credit losses	41,263	27,974
Other income	3,179	3,096
Other expenses	30,428	27,393

Income before taxes	14,014	3,677
Income taxes	3,827	1,159

Net income	$10,187	$2,518

Per Share Data:
Basic earnings per share	$1.24	$0.31
Diluted earnings per share	$1.23	$0.31
Performance Measures:
Return on average assets	0.70%	0.21%
Return on average tangible equity (1)	10.11%	2.68%
Net interest margin	2.92%	2.80%
Efficiency ratio	69.25%	77.71%

(1)	See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

(Dollars in thousands)	September 30, 2021	December 31, 2020
Balance Sheet Data:
Assets	$2,049,079	$1,905,799
Loans, net	$1,289,161	$1,355,482
Deposits	$1,742,054	$1,532,206
Shareholders’ equity	$147,239	$136,410
Asset Quality Data:
Allowance for loan losses / gross loans	1.04%	1.03%
Allowance for loan losses / nonperforming loans	1100.65%	6030.34%
Nonperforming assets / total assets	0.06%	0.01%
Nonperforming loans / gross loans	0.09%	0.02%
Capital Adequacy Measures:
Tier I leverage ratio	7.29%	7.49%
Tier I risk-based capital ratio	9.17%	10.11%
Total risk-based capital ratio	13.92%	13.22%

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average tangible common equity:
Net income	$3,216	$495	$10,187	$2,518
Tangible equity:
Average equity	$146,363	$134,240	$142,311	$132,982
Average goodwill / core deposit intangible	7,530	7,570	7,540	7,581

Tangible equity	$138,833	$126,670	$134,771	$125,401

Return on average tangible common equity	9.19%	1.55%	10.11%	2.68%

(Dollars in thousands)	September 30, 2021	December 31, 2020
Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans:
Allowance for credit losses	$13,571	$14,111
Gross loans	1,301,972	1,369,070
Less: PPP loans	97,451	306,373

Gross loans, net of PPP loans	1,204,521	1,062,697
Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans	1.13%	1.33%

Results of Operations – Three Months Ended September 30, 2021 and 2020:
Overview
For the three months ended September 30, 2021, net income was $3.2 million compared to $495,000 for the same period last year. The increase of $2.7 million, or 550%, was primarily attributable to an increase in net interest income of $2.7 million, a decrease in the provision for credit losses of $550,000 and an increase in non-interest
income of $274,000, partially offset by an increase in income tax expense of $788,000.
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
Net interest income for the three months ended September 30, 2021, was $13.9 million, an increase of $2.7 million, or 24% over $11.2 million for the same period in 2020. The increase in net interest income was primarily attributable to an increase in interest income as the result of higher amortization of net fees collected on PPP loans combined with growth in earning assets, a reduction in the cost of deposits, and the repayment of previously outstanding borrowing arrangements.
Average total interest-earning assets increased by $69.7 million, or 4% to $1.91 billion in the third quarter of 2021 from $1.84 billion for the same period during 2020. For the quarters ended September 30, 2021 and 2020, the yield on average earning assets increased 37 basis points to 3.22% from 2.85%. The yield on total average gross loans in the three months ended September 30, 2021 was 4.48%, an increase of 59 basis points compared to 3.89% in the same period one year earlier. Excluding the impact of PPP loans and the related amortization of net deferred fees, the yield on total average gross loans for the three months ended September 30, 2021 was 4.37%.
For the three months ended September 30, 2021, growth in average deposits outpaced growth in average loans when compared to the same period of 2020 as the Company worked to strengthen liquidity combined with PPP loans being forgiven by the SBA and being replaced with higher yielding commercial and real estate other loans. Average deposit balances for the three months ended September 30, 2021 grew $321.2 million, or 23%, from the quarter ended September 30, 2020, while average loans grew $3.0 million, or 0%, for the same period. As a result, the average loan to deposit ratio for the third quarter of 2021 was 76.58% down from 93.7% for the third quarter of 2020.
Of the $321.2 million increase in average total deposit balances year over year, $166.9 million was attributable to noninterest-bearing deposits and $154.3 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.49% during the quarter ended September 30, 2021 compared to 0.74% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 15 basis points to 0.27% in the third quarter of 2021 compared to 0.42% in the third quarter of 2020.
As a result, the net interest margin increased by 46 basis points to 2.87% for the three months ended September 30, 2021, compared to 2.41% for the three months ended September 30, 2020.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended September 30, 2021 and 2020.

	Three months ended September 30,
	2021			2020
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,316,080	4.48%	$14,870	$1,313,092	3.89%	$12,849
Federal funds sold	530,806	0.15%	199	490,409	0.09%	117
Investment securities	65,811	2.83%	470	39,571	2.23%	222

Total interest earning assets	1,912,697	3.22%	15,539	1,843,072	2.85%	13,188

Noninterest-earning assets:
Cash and due from banks	18,627			19,789
All other assets (2)	54,570			60,140

TOTAL	$1,985,894			$1,923,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$36,696	0.09%	$8	$30,877	0.14%	$11
Money market and savings	735,785	0.52%	961	582,694	0.81%	1,190
Time	169,849	0.43%	183	174,436	0.61%	266
Other	102,287	2.12%	546	369,764	0.57%	533

Total interest-bearing liabilities	1,044,617	0.64%	1,698	1,157,771	0.69%	2,000

Noninterest-bearing liabilities:
Demand deposits	776,195			609,273
Accrued expenses and other liabilities	18,719			21,717
Shareholders’ equity	146,363			134,240

TOTAL	$1,985,894			$1,923,001

Net interest income and margin (3)		2.87%	$13,841		2.41%	$11,188

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $1.0 million and $431,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of 13.3 million and $12.5 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2021 and 2020. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$34	$1,987	$2,021
Federal funds sold	15	67	82
Investment securities	187	61	248
Interest expense:
Deposits
Demand	1	(4)	(3)
Money market and savings	200	(429)	(229)
Time	(5)	(78)	(83)
Other borrowings	(1,428)	1,441	13

Net interest income	$1,468	$1,185	$2,653

Interest Income
Interest income increased by $2.4 million in the third quarter of 2021 compared to the same period of 2020, primarily due to amortization of net fees collected on PPP loans combined with the PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans. In addition, increased liquidity resulted in the growth of other earning assets. Interest earned on our loan portfolio of $14.9 million in the third quarter of 2021 represented an increase of $2.0 million, or 16%, compared to $12.9 million for the third quarter of 2020.
Interest Expense
Interest expense decreased by $302,000 in the third quarter of 2021 compared to the same period of 2020, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in borrowing rates due to a lower PPPLF term borrowing, partially offset by increased interest pertaining to junior subordinated debt securities. The average rate paid on interest-bearing liabilities in the third quarter of 2021 compared to the same period one year earlier decreased 5 basis points to 0.64% from 0.69%.
Provision for Credit Losses
The provision for credit losses decreased to $300,000 for the third quarter of 2021 compared to $850,000 for the third quarter of 2020. Net loan recoveries in the third quarter of 2021 were $31,000 or 0.00% of gross loans, compared to net recoveries of $11,000, or 0.00% of gross loans, in the third quarter 2020. The allowance for credit losses as a percent of outstanding loans was 1.04% at September 30, 2021 and 0.99% at September 30, 2020. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.13% at September 30, 2021 compared to 1.35% at September 30, 2020 (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). The decrease in the reserve percentage excluding PPP loans was primarily due to improving general macroeconomic impacts related to
COVID-19.
See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income.

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and other fees	$905	$779	$126	16%
Earnings on BOLI	162	144	18	13%
Other	235	105	130	124%

Total noninterest income	$1,302	$1,028	$274	27%

Noninterest income increased by $274,000 or 27% in the third quarter of 2021, compared to the third quarter of 2020. The increase was primarily attributable to an increase in service charges and loan related fees combined with increased FHLB dividend income.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense.

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$6,920	$6,452	$468	7%
Premises and equipment	1,372	1,359	13	1%
Professional fees	334	634	(300)	-47%
Data processing	540	734	(194)	-26%
Other	1,347	1,366	(19)	-1%

Total non-interest expense	$10,513	$10,545	$(32)	0%

Non-interest
expense was $10.5 million for both the three months ended September 30, 2021 and 2020. Excluding capitalized loan origination costs, non-interest
expense for the third quarter of 2021 was $11.7 million compared to $11.5 million for the third quarter of 2020, representing an increase of $179,000.
Salaries and benefits for the third quarter of 2021 were $6.9 million, representing an increase of $468,000, or 7%, compared to $6.5 million for the third quarter of 2020. In addition to increased capitalized loan origination costs, the increase in salaries and benefits related to the investment in our business.
Operating expenses for the three months ended September 30, 2021 also included a decrease in professional and legal fees of $300,000 related to implementation of FDICIA and SEC compliance controls and processes during the third quarter of 2020. Additionally, data processing expense decreased by $194,000 for the third quarter of 2021 compared to the third quarter of 2020 primarily due to a reduction in item processing expense which fluctuates based upon transactional volume.
Provision for Income Taxes
Income tax expense was $1.1 million for the third quarter of 2021 which compared to $326,000 for the same period one year earlier. The effective tax rates for those time periods were 25.7% and 39.7%, respectively.

Results of Operations – Nine Months Ended September 30, 2021 and 2020:
Overview
For the nine months ended September 30, 2021, net income was $10.2 million compared to $2.5 million for the same period last year. The increase of $7.7 million, or 305%, was primarily attributable to an increase in net interest income of $8.6 million and a decrease in the provision for credit losses of $4.7 million, partially offset by an increase in non-interest
expense of $3.0 million and an increase in income tax expense of $2.7 million.
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
Net interest income for the nine months ended September 30, 2021, was $40.8 million, an increase of $8.6 million, or 27% over $32.2 million for the same period in 2020. The increase in net interest income was primarily attributable to an increase in interest income as the result of amortization of fees collected on PPP loans and an increase in the volume of average earning assets offset, in part, by lower yields on earning assets resulting from a decline in short-term interest rates and higher liquidity.
Average total interest-earning assets increased by $328.9 million, or 21% to $1.86 billion in the nine months ended September 30, 2021 from $1.54 billion for the same period during 2020. For the nine months ended September 30, 2021 and 2020, the yield on average earning assets decreased 5 basis points to 3.28% from 3.33%. The yield on total average gross loans in the nine months ended September 30, 2021 was 4.27%, an increase of 2 basis points compared to 4.25% in the same period one year earlier. Excluding the impact of PPP loans and the related amortization of net deferred fees, the yield on total average gross loans for the nine months ended September 30, 2021 was 4.45%.
For the nine months ended September 30, 2021, growth in average deposits outpaced growth in average loans when compared to the same period of 2020 as the Company worked to strengthen liquidity. Average deposit balances for the nine months ended September 30, 2021 grew $393.5 million, or 32%, from the nine months ended September 30, 2020, while average loans grew $215.2 million, or 18%, for the same period. As a result, the average loan to deposit ratio for the first nine months of 2021 was 84.67% down from 94.19% for the same time period of 2020.
Of the $393.5 million increase in average total deposit balances year over year, $202.1 million was attributable to noninterest-bearing deposits and $191.4 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.52% during the nine months ended September 30, 2021 compared to 0.94% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 25 basis points to 0.29% in the first nine months of 2021 compared to 0.54% in the in the same period of 2020.
As a result, the net interest margin increased by 12 basis points to 2.92% for the nine months ended September 30, 2021, compared to 2.80% for the nine months ended September 30, 2020.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021			2020
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,382,074	4.27%	$44,157	$1,166,829	4.25%	$37,096
Federal funds sold	422,050	0.12%	371	334,773	0.22%	554
Investment securities	60,042	2.72%	1,222	33,649	2.47%	621

Total interest earning assets	1,864,166	3.28%	45,750	1,535,251	3.33%	38,271

Noninterest-earning assets:
Cash and due from banks	17,223			20,098
All other assets (2)	58,646			63,970

TOTAL	$1,940,035			$1,619,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$35,031	0.11%	$29	$26,842	0.12%	$25
Money market and savings	684,995	0.56%	2,858	528,456	0.93%	3,677
Time	180,572	0.44%	594	153,887	1.11%	1,279
Other	144,501	1.39%	1,506	226,274	0.67%	1,136

Total interest-bearing liabilities	1,045,099	0.64%	4,987	935,459	0.87%	6,117

Noninterest-bearing liabilities:
Demand deposits	731,659			529,580
Accrued expenses and other liabilities	20,966			21,298
Shareholders’ equity	142,311			132,982

TOTAL	$1,940,035			$1,619,319

Net interest income and margin (3)		2.92%	$40,763		2.80%	$32,154

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $3.3 million and $851,000, respectively. respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $14.0 million and $12.0 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2021 and 2020. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$6,877	$184	$7,061
Federal funds sold	77	(260)	(183)
Investment securities	537	64	601
Interest expense:
Deposits
Demand	7	(3)	4
Money market and savings	653	(1,472)	(819)
Time	88	(773)	(685)
Other borrowings	(852)	1,222	370

Net interest income	$7,595	$1,014	$8,609

Interest Income
Interest income increased by $7.5 million in the first nine months of 2021 compared to the same period of 2020, primarily due to growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $7.1 million in the first nine months of 2021 compared to the same period of 2020 was comprised of $6.8 million attributable to an approximate $215.2 million increase in average loans outstanding and $184,000 attributable to the increase in the yield earned on loans to 4.27% from 4.25%.
Interest Expense
Interest expense decreased by $1.1 million in the nine months of 2021 compared to the same period of 2020, primarily due to decreased rates paid on interest-bearing deposits partially offset by growth in the overall deposit portfolio and increased borrowings. The average rate paid on interest-bearing liabilities in the six months of 2021 compared to the same period one year earlier decreased 23 basis points to 0.64% from 0.87%.
Provision for Credit Losses
For the first nine months of 2021, the Company recognized a $500,000 release of the allowance for credit losses compared to a provision for credit losses of $4.2 million for the same period of 2020. Net loan charge-offs of $40,000 in the first nine months of 2021 compared to net loan charge-offs of $1.9 million during the same period of 2020. During the first nine months of 2020, the Company charged-off
a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for credit losses as a percent of outstanding loans was 1.04% at September 30, 2021 and 0.99% at September 30, 2020. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.13% at September 30, 2021 compared to 1.35% at September 30, 2020 (See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). The decrease in the reserve percentage excluding PPP loans was primarily due to improving general macroeconomic impacts related to
COVID-19.
See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income.

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and other fees	$2,184	$2,287	$(103)	-5%
Earnings on BOLI	487	440	47	11%
Other	508	369	139	38%

Total noninterest income	$3,179	$3,096	$83	3%

Noninterest income increased by $83,000, or 3%, in the first nine months of 2021, compared to the same period of 2020. The increase was primarily attributable to a loss on the sale of securities of $70,000 recognized in the first nine months of 2020 combined with increased FHLB dividend income during the current year, partially offset by a decrease in service charges and other fees.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense.

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$19,661	$15,051	$4,610	31%
Premises and equipment	3,778	3,630	148	4%
Professional fees	1,450	3,013	(1,563)	-52%
Data processing	1,604	1,796	(192)	-11%
Other	3,935	3,903	32	1%

Total non-interest expense	$30,428	$27,393	$3,035	11%

During the nine months ended September 30, 2021,
non-interest
expenses increased by $3.0 million or 11% to $30.4 million compared to $27.4 million in the same period of 2020. Excluding capitalized loan origination costs of $3.9 million and $6.7 million, respectively, non-interest
expense was $34.3 million and $34.1 million for the nine months ended September 30, 2021 and 2020, respectively, which reflects the Company’s continued focus on managing expenses and utilizing the recent investment in infrastructure to support the continued growth of the Company.
Provision for Income Taxes
Income tax expense was $3.8 million for the first nine months of 2021 which compared to $1.2 million for the same period one year earlier. The effective tax rates for those time periods were 27.3% and 31.5%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 was the result of an adjustment to the amortization schedule of an individual low income housing tax credit investment.

Financial Condition:
Overview
Total assets of the Company were $2.05 billion as of September 30, 2021 compared to $1.91 billion as of December 31, 2020. The increase in total assets was primarily due to excess liquidity, partially offset by a reduction in gross loans.
Loan Portfolio
Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances decreased by $67.1 million or 5% from December 31, 2020 to September 30, 2021, primarily due to PPP loans forgiven by the SBA, partially offset by growth in commercial and industrial loans and commercial real estate loans. The loan portfolio at September 30, 2021 was comprised of approximately 33% of commercial and industrial loans compared to 30% at December 31, 2020. In addition, commercial real estate loans comprised 51% of our loans at September 30, 2021 compared to 40% at December 31, 2020. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.
The following table reflects the composition of the Company’s loan portfolio and their percentage distribution.

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$428,169	$414,548
Real estate—other	664,202	550,690
Real estate—construction and land	41,312	37,193
SBA	107,096	317,564
Other	61,193	49,075

Total loans, gross	1,301,972	1,369,070
Deferred loan origination costs, net	760	523
Allowance for credit losses	(13,571)	(14,111)

Total loans, net	$1,289,161	$1,355,482

Commercial and industrial	33%	30%
Real estate—other	51%	40%
Real estate—construction and land	3%	3%
SBA	8%	23%
Other	5%	4%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of September 30, 2021. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, or after five years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One
	Due in	Year But			Loans With
	One Year	Less Than	Over		Fixed	Variable
(Dollars in thousands)	Or Less	Five Years	Five Years	Total	Rates (1)	Rates
Commercial and industrial	$111,627	$168,439	$148,103	$428,169	$216,570	$211,599
Real estate—other	38,256	219,031	406,915	664,202	324,501	339,701
Real estate—construction and land	29,228	8,294	3,790	41,312	6,914	34,398
SBA	5,465	94,178	7,453	107,096	97,638	9,458
Other	924	428	59,841	61,193	59,808	1,385

Total loans, gross	$185,500	$490,370	$626,102	$1,301,972	$705,431	$596,541

(1)	Excludes variable rate loans on floors
Nonperforming Assets
Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at September 30, 2021. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans. See “Part I – Financial Information, Notes to Unaudited Consolidated Financial Statements, Footnote 7 – Business Impact of
COVID-19”
for additional discussion of loan modifications that have occurred under the CARES Act.
The following table presents information regarding the Company’s nonperforming and restructured loans.

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans	$1,233	$234
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	1,233	234
Foreclosed assets	—	—

Total nonperforming assets	$1,233	$234

Performing TDR’s	$—	$—

Allowance for Credit Losses
Our allowance for credit losses is maintained at a level management believes is adequate to account for probable incurred credit losses in the loan portfolio as of the reporting date. We determine the allowance based on a quarterly evaluation of risk. That evaluation gives consideration to the nature of the loan portfolio, historical loss experience, known and inherent risks in the portfolio, the estimated value of any underlying collateral, adverse situations that may affect a borrower’s ability to repay, current economic and environmental conditions and risk assessments assigned to each loan as a result of our ongoing reviews of the loan portfolio. This process involves a considerable degree of judgment and subjectivity. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.
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
The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended September 30, 2021
Beginning balance	$8,133	$4,069	$697	$317	$24	$13,240
Provision for loan losses	45	324	(22)	(44)	(3)	300
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Three months ended September 30, 2020
Beginning balance	$7,851	$3,332	$956	$366	$19	$12,524
Provision for loan losses	772	276	(280)	79	3	850
Charge-offs	—	—	—	—	—	—
Recoveries	11	—	—	—	—	11

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Nine months ended September 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(952)	516	(6)	(53)	(5)	(500)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	238	—	—	—	—	238

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Nine months ended September 30, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,688	327	(346)	503	8	4,180
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	106	—	—	—	—	106

Ending balance	$8,634	$3,608	$676	$445	$22	$13,385

Our provision of $300,000 and the $500,000 release of the allowance for credit losses for the quarter and nine months ended September 30, 2021, respectively, reflects a decrease to qualitative assessments from the potential impact of the
COVID-19
pandemic offset, in part, by modest loan growth in areas of the loan portfolio. As of September 30, 2021, our most direct potential exposure to the
COVID-19
environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the
COVID-19
environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants.
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
and reported at fair value.
At September 30, 2021 and December 31, 2020, we had no
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
The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of September 30, 2021 and December 31, 2020.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At September 30, 2021:
Mortgage backed securities	$43,324	$416	$(360)	$43,380
Government agencies	2,117	35	—	2,152
Corporate bonds	36,352	589	(365)	36,576

Total available for sale securities	$81,793	$1,040	$(725)	$82,108

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Deposits
Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.
At September 30, 2021, approximately 46% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at September 30, 2021 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 45% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at September 30, 2021, which provide our customers with interest and liquidity. Time deposits comprised the remaining 9% of our deposits at September 30, 2021.

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

(Dollars in thousands)	Balance	% of Total
At September 30, 2021:
Demand noninterest-bearing	$790,646	46%
Demand interest-bearing	39,679	2%
Money market and savings	750,112	43%
Time	161,617	9%

Total deposits	$1,742,054	100%

At December 31, 2020:
Demand noninterest-bearing	$673,100	44%
Demand interest-bearing	34,869	2%
Money market and savings	623,603	41%
Time	200,634	13%

Total deposits	$1,532,206	100%

Liquidity
Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 21% of deposits were represented by the 10 largest depositors as of September 30, 2021. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance
sheet and
off-balance
liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.
Capital Resources
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance
sheet items as calculated under regulatory accounting policies. As of September 30, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2021, the capital conservation buffer was 5.32%.
At September 30, 2021, the Bank had a Tier 1 risk based capital ratio of 12.14%, a total capital to risk-weighted assets ratio of 13.32%, and a leverage ratio of 9.64%. At December 31, 2020, the Bank had a Tier 1 risk based capital ratio of 10.80%, a total capital to risk-weighted assets ratio of 12.33%, and a leverage ratio of 8.02%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2021 of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
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
We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the
COVID-19
pandemic. We have funded approximately 1,135 PPP loans with an aggregate principal amount of $491.3 million through September 30, 2021, of which $97.5 million remained outstanding as of September 30, 2021. Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP began very shortly after it was authorized as part of the CARES Act, and there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes us to risks of noncompliance. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans to the extent that the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of August 17, 2021, by and between California BanCorp and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of California BanCorp’s Form 8-K filed on August 17, 2021)

4.2	Form of 3.50% Fixed-to-Floating Rate Subordinated Note due 2031 of California BanCorp (included in Exhibit 4.1)

10.1	Form of Subordinated Note Purchase Agreement, dated as of August 17, 2021, by and between California BanCorp and the several Purchasers (incoporated by reference to Exhibit 10.1 of California BanCorp’s Form 8-K filed on August 17, 2021)

10.2	Form of Registration Rights Agreement, dated as of August 17, 2021, by and between California BanCorp and the several Purchasers (incorporated by reference to Exhibit 10.2 of California BanCorp’s Form 8-K filed on August 17, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: November 9, 2021	By:	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Thomas A. Sa
Thomas A. Sa
Senior Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)