Form 10-K
period 2021-12-31
California BanCorp
filed 2022-03-23
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Number of shares outstanding of the registrant’s common stock as of March 15, 202
2
: 8,285,588
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CALIFORNIA BANCORP
INDEX TO ANNUAL REPORT ON FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

•
inability of our risk management framework to effectively mitigate risks, such as credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;

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

•	fraudulent and negligent acts by our customers, employees or vendors;

•	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;

•	our ability to maintain expenses in line with current projections;

•	fluctuations in the market value of the securities held in our securities portfolio;

•	the adequacy of our reserves (including the allowance for loan and lease losses and the appropriateness of our methodology for calculating such reserves);

•	increased loan losses or impairment of goodwill and other intangibles;

•	an inability to raise necessary capital to fund our growth strategy, operations, or to meet increased minimum regulatory capital levels;

•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

•	interest rate changes and their impact on our financial condition and results of operations;

•	the institution and outcome of litigation and other legal proceeding to which we become subject;

•	changes in our accounting standards;

•	the impact of recent and future legislative and regulatory changes;

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
The Bank is a California-chartered commercial bank founded in 2007. The Bank is headquartered in Walnut Creek, California, approximately 15 miles east of Oakland, California. In addition to its headquarters, the Bank has a full service branch in California located in Contra Costa County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County. The Bank is supervised and regulated by the California Department of Financial Protection and Innovation (the “DFPI”) and the Federal Deposit Insurance Corporation (the “FDIC”).
We primarily serve business and professional corporations with a variety of business focused financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, foreign exchange services, commercial and industrial loans, asset-based loans, loans to dental and veterinary professionals, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2021, we had total consolidated assets of $2.01 billion, total gross loans of $1.38 billion, total deposits of $1.68 billion and total shareholders’ equity of $150.8 million.
Our Strategy
The Bank is a relationship-based commercial business bank focused on providing innovative products and services that are value-driven. We maintain a strong credit culture as a foundation of sound asset quality, and we embrace innovation and strive to provide the solutions our customers need and expect. We focus on creating value for the communities and clients we serve to provide exceptional return for our shareholders, and also growing relationship deposits and lending those funds to invest in and support the communities we serve, with the ultimate goal of yielding superior growth in earnings per share.
Our strategic plan includes the following measures of long-term success: (i) earnings per share growth; (ii) return on assets; (iii) return on tangible common equity; (iv) total risk-based capital ratio; (v) core deposit growth; and (vi) nonperforming assets to total assets ratio.
Our Market Area
We are headquartered in the San Francisco Bay Area in Oakland, California. The Bank maintains its headquarters in Walnut Creek, California, where it offers full banking services. We also operate loan production offices in Walnut Creek, Oakland, San Jose and Sacramento, California.
Our market areas cover primarily the greater San Francisco Bay Area and Sacramento. Our branch and loan production offices are located in three contiguous counties in the San Francisco Bay Area: Alameda, Contra Costa and Santa Clara; and Sacramento County. The economic base of this market area is heavily dependent on small and medium-sized
businesses, providing us with a market rich in potential customers.

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

Lending Limits
Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower
is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2021, the Bank’s limit on aggregate secured loans-to-one-borrower
was $50.8 million and unsecured
loans-to-one
borrower was $30.5 million. At December 31 2021, the Bank’s highest aggregate balance of secured loans-to-one-borrower
was $20.9 million and the highest aggregate balance of unsecured loans-to-one
borrower was $19.1 million. The Bank’s legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition, the Bank has established internal loan limits, which are lower than the legal lending limits for a California bank. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s customers. We are also able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.
Commercial and Industrial Loans
We have significant expertise in small to middle market commercial and industrial lending, with an emphasis on the dental and veterinary industries, contractors and emerging companies. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our customers due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our customers, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining asset quality. As of December 31, 2021, commercial and industrial loans made up approximately $474.3 million or 34% of our loan portfolio.
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
Asset-Based Lending (ABL) Loans
A subset of our commercial and industrial loans are structured as asset based lending (“ABL”) loans, which are secured by the borrower’s accounts receivable or inventory. Our ABL loans are structured as callable and cancelable transactions. The ABL loans are originated through and managed by our Business Credit division. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2021, ABL loans totaled approximately $40.0 million, or approximately 3% of our loan portfolio.
Construction and Development Loans
We offer adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 12 to 36 months. Most loans will mature and require payment in full upon the sale or refinance of the property. We believe that construction and development loans generally carry a higher degree of risk than long-

term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale or refinance of the property. Specific risks include:

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
loan-to-value
ratio at or below
50%-75%
depending on the project type with a maximum
loan-to-cost
ratio of 80%. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31 2021, construction and development loans made up approximately $43.2 million or 3% of our loan portfolio.
Real Estate Loans
A significant component of our loan portfolio is loans secured by real estate. These loans include both commercial real estate loans and other loans secured by real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate and rising interest rates, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate where feasible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2021, commercial real estate loans made up approximately $697.2 million, or 51%, of our loan portfolio.
Our commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value
ratio, established by independent appraisals, generally does not exceed 70% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 130% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets.
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
As of December 31, 2021, our SBA loan portfolio totaled approximately $81.4 million or approximately 6% of our loan portfolio.
See Note 2 to the consolidated financial statements for additional information regarding the segment of the SBA loan portfolio that pertains to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act.
Consumer Loans
We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2021, consumer loans totaled approximately $80.6 million or approximately 6% of our loan portfolio.
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
Human Capital Resources
As of December 31, 2021, we had 150 full-time equivalent employees (“FTE”). None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements. Our relationship banking strategy is largely dependent on the personal relationships of our employees and the quality of service they provide. We strive to attract, develop and retain employees who can further our strategic goals and build long-term shareholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain employees. While we expect to hire employees to further our growth strategy, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our needs.
General Corporate Information
Our principal executive offices are located at 1300 Clay Street, Suite 500, Oakland, California and our telephone number at that address is (510)
457-3615.
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
as well as proxy and information statements in connection with our shareholders’ meetings. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov. Our website address is www.californiabankofcommerce.com. Electronic copies of our annual reports on Form
10-K,
quarterly reports on
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
Supervision and Regulation
As a financial institution, we are extensively regulated under both federal and state law. This supervisory framework could materially impact the conduct and profitability of our activities. These laws restrict permissible activities and investments and require that we comply with law relating to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on our ability to pay dividends to our shareholders, to repurchase our stock and to receive dividends from our subsidiary bank. Banking regulation is intended to protect depositors and consumers and not our shareholders.
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
The following discussion explains the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects our business. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws, regulations and the policies of regulatory authorities may have a material effect on the business and prospects of the Company and the Bank and may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation or regulation may have on our future business and earnings.
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
In addition to the minimum risk-based capital and leverage ratios, bank holding companies and depository institutions must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. To avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer must limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer was phased in over four years beginning in 2015 and was fully phased in as of January 1, 2019.
As a banking organization with less than $3.0 billion in assets, the Company is exempt from the consolidated capital rules under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. The following table presents the risk-based and leverage capital requirements applicable to the Bank.

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
Federal banking regulators also consider interest rate risk (arising when the interest rate sensitivity of a bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet
position) in the evaluation of a bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.
Regulatory Enforcement Powers
If federal banking agency determines that a bank holding company’s or a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors; and if the federal banking agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DFPI has many of these same remedial powers with respect to the Bank.
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
Acquisitions of Banks
. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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
Change in Bank Control
. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, as amended, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control exists if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Federal Reserve’s regulations, control may be presumed to exist if a person or company acquires more than 5% but less than 25%, of any class of voting securities of a bank holding company, depending on the circumstances as set forth in the regulations, and the regulations also provide a procedure for challenging presumptions of control.
Permitted Activities
. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act expanded the permissible activities of a bank holding company that qualifies as a financial holding company to engage in activities that are financial in nature or incidental or complementary to financial activities. Those activities include, among others, certain insurance, advisory and securities activities. The Company has not elected to be financial holding company and we have no plans to do so.
Imposition of Liability for Undercapitalized Subsidiaries: Source of Strength
. Under the Federal Deposit Insurance Act (the “FDIA”) federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan, which must be guaranteed by each company “having control of” the undercapitalized institution. For purposes of this statute, the Company controls the Bank. The FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates. See “Regulation of the Bank — Prompt Corrective Action” below
.

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
Restrictions on Dividends and Stock Repurchases
. The Company’s ability to pay dividends to its shareholders is limited by both general corporate law and the regulations and policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition, and current Federal Reserve policy further calls for a bank holding company to consult with the Federal Reserve before repurchasing shares during a quarter in an amount that exceeds its earnings for the quarter. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine its ability to be a source of strength to its banking subsidiaries. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
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
The primary source of capital for the Company’s payment of any dividend or its repurchase of stock is expected to be the Bank, through the payment of dividends or management fees to the Company. The ability of the Bank to pay cash dividends or fees to the Company is limited by law and regulation, as described in “
Regulation of the Bank — Dividend Restrictions Applicable to the Bank
,” below.
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
Prompt Corrective Action
The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2021 and 2020, the Bank’s capital levels exceeded the minimum levels required to be considered “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category.

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
Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories: undercapitalized, significantly undercapitalized, and critically undercapitalized. The severity of the actions depends upon the capital category in which the institution is placed. As an institution’s capital decreases, the regulators’ enforcement powers become more severe.
If an institution becomes undercapitalized, it must submit a capital restoration plan. The federal banking regulators require that each company having control of the undercapitalized institution guarantee the depository institution’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
The banking regulators have greater power in situations where an institution becomes significantly undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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
Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during such period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders (i.e., the Company) in connection with a reduction of its contributed capital.
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
Further, the FDIC has the authority to enjoin the Bank from engaging in any an unsafe or unsound practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.
Branching
California law permits California banks, such as the Bank, to establish additional banking offices with notice to the DFPI. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including a bank’s financial condition and management. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. A bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.
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
Community Reinvestment Act
The Community Reinvestment Act requires that the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low-
and moderate-income neighborhoods. If the Bank fails to adequately comply with the Community Reinvestment Act, the FDIC could impose remedial requirements and limitations on the Bank. In addition, the federal banking agencies must consider an institution’s Community Reinvestment Act compliance in evaluating applications for mergers, acquisitions, and to establish branches. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment
Act-related
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

Anti-Money Laundering Laws
The Bank is subject to the Bank Secrecy Act of 1970 as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Bank Secrecy Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. For example, the Bank Secrecy Act and related regulations require that the Bank report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory enforcement action against the noncompliant bank.
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
Office of Foreign Assets Control Regulations and International Sanctions
The United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Our failure to comply with these sanctions and requirements could have serious financial, legal and reputational consequences. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-

based services. A financial institution is expected to have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
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
The ongoing
COVID-19
pandemic, including the emergence and impact of the Delta and Omicron variants, has caused significant disruptions in the United States economy, which could in turn disrupt the business, activities,

and operations of our customers, as well as our business and operations. Moreover, the pandemic has caused significant disruption in the financial markets both globally and in the United States. The spread of
COVID-19
may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of
COVID-19
or related variant in our market area.
There continue to be broad concerns and uncertainty related to the potential effects of the
COVID-19
outbreak. If the pandemic has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity, financial condition and the results of operations.
We are continuing to monitor the
COVID-19
pandemic, including the emergence and impact of the Delta and Omicron variants, and its economic effects and related risks. However, the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. The potential continued impact of
COVID-19
and its impact on the economy heightens the risk associated with many of the following risk factors described in this report, such as those related to loan losses and our reliance on our executives and third-party service providers, for example.
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
If our estimates or judgments prove to be incorrect due to circumstances outside our control, the ineffectiveness of our credit administration or for other reasons or the Bank’s regulators come to a different conclusion regarding the adequacy of our allowance for loan losses, we could be required to increase the provisions we make for loan losses, which could reduce our income or could cause us to incur operating losses in the future. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, or unanticipated loan losses results from other circumstances, both within and outside of our control. These additions may require increased provision expense, which could negatively impact our results of operations.

In addition, the FASB has issued a new accounting standard for establishing allowances for loan and lease losses referred to as the Current Expected Credit Loss (“CECL”). CECL will replace the current approach under GAAP, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. We are required to adopt the CECL standard on January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity
securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are currently evaluating the impact the CECL standard will have on our accounting and regulatory capital position. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance at the time of adoption and possibly on an on-going
basis. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially increase the level of our allowance for loan losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations.
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
We conduct our banking operations primarily in the greater San Francisco Bay Area of Northern California and we recently expanded to Sacramento, California. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2021 were secured by properties and collateral located in California. As of such date, approximately 71% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California. The balance of our other loans were made primarily to borrowers located in other areas of California and were secured by properties located in the state. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2021, approximately 54% of our loan portfolio was comprised of commercial real estate and other loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.
We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.
Commercial real estate, commercial and industrial and construction and land development based lending usually involve higher credit risks than
1-4
family residential real estate lending. As of December 31, 2021 the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner
occupied) 51%; commercial and industrial 34%; and construction and land 3%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2021, we had 29 relationships with over $10 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.
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
A subset of our commercial and industrial loans are structured as Asset Based Lending (“ABL”) loans. Generally, our ABL loans are structured as callable and cancelable transactions. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2021, ABL loans totaled approximately $40.0 million, or 3% of our loan portfolio.
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
Our 10 largest borrowing relationships accounted for approximately 14% of our loans at December 31, 2021. Our largest single borrowing relationship accounted for approximately 2% of our loans at December 31, 2021. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.
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

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities in our portfolio are generally subject to decreases in market value when interest rates rise, which we expect to occur in 2022. Other factors that may influence the value of securities we hold include but are not limited to rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.
As a commercial bank, we provide services to a number of customers whose deposit levels vary considerably. Our 10 largest depositor relationships accounted for approximately 20% of our deposits at December 31, 2021. Our largest depositor relationship accounted for approximately 4% of our deposits at December 31, 2021. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
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
The Company’s internal controls and procedures may fail or be circumvented and the accuracy of the Company’s judgments and estimates about financial and accounting matters may impact operating results and financial condition.
The Company’s management regularly reviews and updates its internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures, or failure to comply with regulations related to controls and procedures, could result in materially inaccurate reported financial statements and/or have a material adverse effect on the Company’s business, results of operations, and financial condition. Similarly, the Company’s management makes certain estimates and judgments in preparing the Company’s financial statements. The quality and accuracy of those estimates and judgments will impact the Company’s operating results and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s principal executive offices are located at 1300 Clay Street, Suite 500, Oakland, California. The Bank operates a branch office in Walnut Creek, California and loan production offices in Walnut Creek, San Jose, Sacramento and Oakland. All of our offices are leased.
Item 3. Legal Proceedings
The Company is not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
The Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “CALB” on March 1, 2020. The closing price for our common stock on December 31, 2021 was $21.23 per share.
As of December 31, 2021, there were approximately 196 shareholders of record. This number does not include shareholders who maintain their shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of, or identities of, these shareholders.
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
For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to shareholder and on the Bank to pay dividends to the Company see “Item 1 — Business — Supervision and Regulation—Regulation of the Company” and “Item 1
--
Business—Supervision and Regulation—Regulation of the Bank.”
Item 6. Reserved
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
Other Significant Accounting Policies
Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2021, included elsewhere in this Report.
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

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Return on average tangible common equity:
Net income	$13,368	$4,303
Tangible equity:
Average equity	$144,158	$133,535
Average goodwill / core deposit intangible	7,535	7,575

Tangible equity	$136,623	$125,960

Return on average tangible common equity	9.78%	3.42%

(Dollars in thousands)	December 31, 2021	December 31, 2020
Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans:
Allowance for loan loss	$14,081	$14,111
Gross loans	$1,376,649	$1,369,070
Less: PPP loans	72,527	306,373
Gross loans, net of PPP loans	$1,304,122	$1,062,697

Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans	1.08%	1.33%

(Dollars in thousands)	December 31, 2021	December 31, 2020
Yield on average gross loans, excluding PPP loans:
Interest income on average gross loans	$58,677	$51,401
Less: interest income on average PPP loans	2,205	2,496
Less: amortization of fees (costs) pertaining to PPP loans	5,529	3,205
Interest income on average gross loans, net of PPP loans	$50,943	$45,700
Average gross loans	$1,368,960	$1,219,324
Less: Average PPP loans	215,959	248,267
Average gross loans, net of average PPP loans	$1,153,001	$971,057

Yield on average gross loans, excluding PPP loans	4.42%	4.71%

Results of Operations:
Overview
For the years ended December 31, 2021 and 2020, net income was $13.4 million and $4.3 million, respectively. The increase of $9.1 million, or 211%, was primarily attributable to an increase in net interest income of $9.8 million and a decrease in the provision for credit losses of $4.9 million, partially offset by an increase in non-interest
expense of $2.6 million and an increase in income tax expense of $3.2 million.

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
Net interest income for the year ended December 31, 2021, was $54.7 million, an increase of $9.8 million, or 22% over $44.9 million for the year ended December 31, 2020. The increase in net interest income was primarily attributable to an increase in interest income as the result of growth in earning assets and amortization of fees collected on PPP loans offset, in part, by a decline in short-term interest rates and higher liquidity.
Average total interest-earning assets increased by $261.6 million, or 16% to $1.89 billion in the year ended December 31, 2021 from $1.63 billion for the year ended December 31, 2020. For the year ended December 31, 2021, growth in average deposits outpaced growth in average loans when compared to the same period of 2020 as the Company worked to strengthen liquidity. Average deposit balances for the year ended December 31, 2021 grew $355.8 million, or 27%, from the year ended December 31, 2020, while average loans grew $149.6 million, or 12%, for the same period. As a result, the average loan to deposit ratio for the year ended December 31, 2021 was 82.3% down from 93.2%.
The yield on average earning assets was 3.24% and 3.25% for the years ended December 31, 2021 and 2020, respectively. The yield on total average gross loans for the year ended December 31, 2021 was 4.29%, an increase of 7 basis points compared to 4.22% in the same period one year earlier. Excluding the impact of PPP loans and the related amortization of net deferred fees, the yield on total average gross loans in the year ended December 31, 2021 was 4.42% compared to 4.71% in the prior year.
Of the $355.8 million increase in average total deposit balances year over year, $181.1 million was attributable to noninterest-bearing deposits and $174.7 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.48% during the year ended December 31, 2021 compared to 0.85% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 21 basis points to 0.27% in the year ended December 31, 2021 compared to 0.48% in the in the same period of 2020.
As a result, the net interest margin increased by 13 basis points to 2.89% for the year ended December 31, 2021, compared to 2.76% for the year ended December 31, 2020.
The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the years ended December 31, 2021 and 2020.

CALIFORNIA BANCORP AND SUBSIDIARY
CONSOLIDATED AVERAGE BALANCE SHEET AND YIELD DATA
(Dollars in Thousands)

	Twelve months ended December 31,
	2021			2020
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,368,960	4.29%	$58,677	$1,219,324	4.22%	$51,401
Federal funds sold	450,898	0.13%	587	371,476	0.18%	685
Investment securities	71,376	2.84%	2,029	38,815	2.40%	933

Total interest earning assets	1,891,234	3.24%	61,293	1,629,615	3.25%	53,019

Noninterest-earning assets:
Cash and due from banks	17,642			20,810
All other assets (2)	60,008			62,991

TOTAL	$1,968,884			$1,713,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$35,623	0.11%	$38	$28,559	0.13%	$36
Money market and savings	705,621	0.51%	3,627	547,592	0.88%	4,795
Time	175,240	0.43%	753	165,630	0.91%	1,510
Other	139,011	1.54%	2,145	249,474	0.71%	1,761

Total interest-bearing liabilities	1,055,495	0.62%	6,563	991,255	0.82%	8,102

Noninterest-bearing liabilities:
Demand deposits	747,868			566,783
Accrued expenses and other liabilities	21,363			21,843
Shareholders’ equity	144,158			133,535

TOTAL	$1,968,884			$1,713,416

Net interest income and margin (3)		2.89%	$54,730		2.76%	$44,917

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $3.4 million and $1.6 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $13.9 million and $12.3 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the years ended December 31, 2021 and 2020. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Years Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$6,414	$862	$7,276
Federal funds sold	103	(201)	(98)
Investment securities	926	170	1,096
Interest expense:
Deposits
Demand	8	(6)	2
Money market and savings	812	(1,980)	(1,168)
Time	41	(798)	(757)
Borrowings	(1,704)	2,088	384

Net interest income	$8,286	$1,527	$9,813

Interest Income
Interest income increased by $8.3 million in for the year ended December 31, 2021 compared to the same period of 2020, primarily due to growth in average earning assets, and in particular an increase in loans. The increase in interest earned on our loan portfolio of $7.3 million in year ended December 31, 2021 compared to the same period of 2020 was comprised of $6.4 million attributable to an approximate $149.6 million increase in average loans outstanding and $862,000 attributable to the increase in the yield earned on loans to 4.29% from 4.22%. See Note 2 to the consolidated financial statements for additional information regarding the impact on interest income related to PPP loans.
Interest Expense
Interest expense decreased by $1.5 million during the year ended December 31, 2021 compared to the same period of 2020. Overall, the impact on interest expense from the growth in the deposit portfolio was offset by decreased rates paid on interest-bearing deposits. The average rate paid on interest-bearing liabilities for the year ended December 31, 2021 compared to the same period one year earlier decreased 20 basis points to 0.62% from 0.82%.
Provision for Loan Losses
We made provisions for loan losses of $4,000 and $4.9 million for the years ended December 31, 2021 and 2020, respectively. We recorded net loan charge-offs of $34,000 in the year ended December 31, 2021 compared to net loan charge-offs of $1.9 million during the same period of 2020. During the year ended December 31, 2020, the Company charged-off
a legacy commercial loan that had been on nonaccrual status since the second quarter of 2019. The allowance for loan loss as a percent of outstanding loans was 1.02% at December 31, 2021 and 1.03% at December 31, 2020. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.08% at December 31, 2021 compared to 1.33% at December 31, 2020 (see discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Non-GAAP
Financial Measures”). The decrease in the reserve percentage excluding PPP loans was primarily due to improving general macroeconomic impacts related to
COVID-19.
See further discussion of the Provision for Loan Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and other fees	$3,222	$2,949	$273	9%
Earnings on BOLI	650	570	80	14%
Other	301	493	(192)	-39%

Total noninterest income	$4,173	$4,012	$161	4%

Noninterest income increased by $161,000 or 4% for the year ended December 31, 2021 compared to the same period of 2020. The increase in non-interest
income from the prior year was primarily the result of an increase in service charges and loan related fees.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$26,031	$22,122	$3,909	18%
Premises and equipment	5,098	4,755	343	7%
Professional fees	1,986	3,558	(1,572)	-44%
Data processing	1,934	2,366	(432)	-18%
Other	5,388	5,008	380	8%

Total noninterest expense	$40,437	$37,809	$2,628	7%

During the year ended December 31, 2021,
non-interest
expenses increased by $2.6 million or 7% to $40.4 million compared to $37.8 million in the same period of 2020.
Excluding the capitalized loan origination costs that are included in salaries and benefits, non-interest
expense was $46.0 million for the twelve months ended December 31, 2021 and $45.7 million for the same period in 2020 which reflects the Company’s continued focus on managing expenses and leveraging the recent investment in infrastructure to support the continued growth of the Company.
Provision for Income Taxes
Income tax expense was $5.1 million for the year ended December 31, 2021 which compared to $1.9 million for the same period one year earlier. The effective tax rates for those time periods were 27.9% and 31.5%, respectively. The decrease in the effective tax rate for the year ended December 31, 2021 was the result of an adjustment to the amortization schedule of an individual low income housing tax credit investment which occurred during 2020.

Financial Condition:
Overview
Total assets of the Company were $2.02 billion as of December 31, 2021 compared to $1.91 billion as of December 31, 2020. The increase in assets was driven by an increase in both the loan portfolio and federal funds sold. Growth in assets was primarily due to excess liquidity generated from growth in the deposit portfolio as the result of funding additional PPP loans combined with organic growth.
Loan Portfolio
Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $7.6 million or 1% from December 31, 2020 to December 31, 2021, primarily due to growth in commercial and industrial loans, commercial real estate loans and our solar loan portfolio, partially offset by PPP loans forgiven by the SBA.
The loan portfolio at December 31, 2021 was comprised of approximately 34% of commercial and industrial loans compared to 30% at December 31, 2020. In addition, commercial real estate loans comprised 54% of our loans at December 31, 2021 compared to 43% at December 31, 2020. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.
The following table reflects the composition of the Company’s loan portfolio and their percentage distribution at December 31, 2021 and 2020.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	474,281	414,548
Real estate - other	697,212	550,690
Real estate - construction and land	43,194	37,193
SBA	81,403	317,564
Other	80,559	49,075

Total loans, gross	1,376,649	1,369,070
Deferred loan origination costs, net	1,688	523
Allowance for loan losses	(14,081)	(14,111)

Total loans, net	1,364,256	1,355,482

Commercial and industrial	34%	30%
Real estate - other	51%	40%
Real estate - construction and land	3%	3%
SBA	6%	23%
Other	6%	4%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of December 31, 2021. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$128,428	$187,133	$158,720	$—	$474,281
Real estate - other	28,591	230,977	428,248	9,396	697,212
Real estate - construction and land	23,742	15,313	4,139	—	43,194
SBA	2,387	72,164	3,800	3,052	81,403
Other	894	347	79,318	—	80,559

Total loans, gross	$184,042	$505,934	$674,225	$12,448	$1,376,649

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates
Commercial and industrial	$211,477	$262,804
Real estate - other	389,474	307,738
Real estate - construction and land	7,174	36,020
SBA	72,709	8,694
Other	79,665	894

Total loans, gross	$760,499	$616,150

(1)	Excludes variable rate loans on floors
Nonperforming Assets
Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at December 31, 2021. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.
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
COVID-19
loan modification status.

See “Part I – Financial Information, Notes to Consolidated Financial Statements, Footnote 2 – Business Impact of
COVID-19”
for additional discussion of loan modifications that have occurred under the CARES Act.
The following table presents information regarding the Company’s nonperforming and restructured loans at December 31, 2021 and 2020.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonaccrual loans	$232	$234
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	232	234
Foreclosed assets	—	—

Total nonperforming assets	$232	$234

Performing TDR’s	$—	$—

Nonperforming loans / gross loans	0.02%	0.02%
Allowance for loan losses / nonperforming loans	6069.40%	6030.34%
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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended December 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(615)	647	—	(17)	(11)	4
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	244	—	—	—	—	244

Ending balance	$8,552	$4,524	$681	$309	$15	$14,081

Net recoveries (charge-offs) gross loans	0.05%	0.00%	0.00%	-0.34%	0.00%	0.00%

Year ended December 31, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,951	596	(341)	662	12	4,880
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	132	—	—	—	—	132

Ending balance	$8,923	$3,877	$681	$604	$26	$14,111

Net recoveries (charge-offs) gross loans	-0.42%	0.00%	0.00%	-0.03%	0.00%	-0.13%
Our provision of $4,000 for the year ended December 31, 2021 reflects a decrease to qualitative assessments from the potential impact of the
COVID-19
pandemic combined with modest loan growth, primarily in real estate other. As of December 31, 2021, our most direct potential exposure to the
COVID-19
environment related to our dental practice acquisition loans, which are part of commercial loans, and we believe our actions to offer payment deferments and government guaranteed loans provides significant mitigation of risk in that segment. In addition, our assessment broadly anticipates that the most severe and direct impacts from the
COVID-19
environment would manifest in consumer credit card and installment portfolios; segments of commercial loans related to consumer services; and real estate in heavily impacted segments such as retail strip malls, hospitality and restaurants.
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
At December 31, 2020, we had no
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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of December 31, 2021 and 2020.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Deposits
Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.
At December 31, 2021, approximately 46% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at December 31, 2021 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 45% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at December 31, 2021, which provide our customers with interest and liquidity. Time deposits comprised the remaining 9% of our deposits at December 31, 2021.
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

(Dollars in thousands)	Balance	% of Total
At December 31, 2021:
Demand noninterest-bearing	$771,205	46%
Demand interest-bearing	37,250	2%
Money market and savings	717,480	43%
Time	154,203	9%

Total deposits	$1,680,138	100%

At December 31, 2020:
Demand noninterest-bearing	$673,100	44%
Demand interest-bearing	34,869	2%
Money market and savings	623,603	41%
Time	200,634	13%

Total deposits	$1,532,206	100%

Liquidity
Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20% of deposits were represented by the 10 largest depositors as of December 31, 2021. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance
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

The following table sets forth the estimated changes on the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2021.

(Dollars in thousands)	Estimated Net Interest Income	Percent Change From Actual
Change in interest rates (basis points):
+400	$79,720	22.2%
+300	$76,487	17.2%
+200	$72,909	11.8%
+100	$69,074	5.9%
-100	$(62,740)	-3.8%
Capital Resources
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance
sheet items as calculated under regulatory accounting policies. As of December 31, 2021 and 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2021, the capital conservation buffer was 2.50%.
At December 31, 2021, the Bank had a Tier 1 risk based capital ratio of 11.38%, a total capital to risk-weighted assets ratio of 12.25%, and a leverage ratio of 9.51%. At December 31, 2020, the Bank had a Tier 1 risk based capital ratio of 10.80%, a total capital to risk-weighted assets ratio of 12.33%, and a leverage ratio of 8.02%.
On August 17, 2021, the Company issued and sold a 3.50%
fixed-to-floating
rate subordinated debt due in 2031 with a principal amount of $35.0 million. The Company used the proceeds to supplement liquidity and contribute $30.0 million to the Bank as additional Tier 1 capital. On September 30, 2020, the Company issued and sold a 5.00%
fixed-to-floating
rate subordinated note due in 2030 with a principal amount of $20.0 million. The Company used the net proceeds to repay $12.0 million of outstanding indebtedness, purchase a $2.0 million
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
FOR THE YEAR ENDED DECEMBER 31, 2021

Crowe LLP Independent Member Crowe Global
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of
California BanCorp
Oakland, California
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of California BanCorp (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Crowe LLP
We have served as the Company’s auditor since 2011.
Sacramento, California
March 22, 2022

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks	$4,539	$22,485
Federal funds sold	465,917	396,032

Total cash and cash equivalents	470,456	418,517
Investment securities:
Available for sale, at fair value	74,892	55,093
Held to maturity, at amortized cost	28,386	—

Total investment securities	103,278	55,093
Loans, net of allowance for losses of $14,081 and $14,111 at December 31, 2021 and December 31, 2020, respectively	1,364,256	1,355,482
Premises and equipment, net	4,405	5,793
Bank owned life insurance (BOLI)	24,412	23,718
Goodwill and other intangible assets	7,513	7,554
Accrued interest receivable and other assets	40,676	39,622

Total assets	$2,014,996	$1,905,779

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$771,205	$673,100
Interest bearing	908,933	859,106

Total deposits	1,680,138	1,532,206
Other borrowings	106,387	189,043
Junior Subordinated debt securities	54,028	24,994
Accrued interest payable and other liabilities	23,689	23,126

Total liabilities	1,864,242	1,769,369
Commitments and Contingencies (Note 8)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,264,300 and 8,171,734 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	109,473	107,948
Retained earnings	41,189	27,821
Accumulated other comprehensive income, net of taxes	92	641

Total shareholders’ equity	150,754	136,410

Total liabilities and shareholders’ equity	$2,014,996	$1,905,779

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Interest income
Loans	$58,677	$51,401
Federal funds sold	587	685
Investment securities	2,029	933

Total interest income	61,293	53,019

Interest expense
Deposits	4,418	6,341
Borrowings and subordinated debt	2,145	1,761

Total interest expense	6,563	8,102

Net interest income	54,730	44,917
Provision for loan losses	4	4,880

Net interest income after provision for loan losses	54,726	40,037

Non-interest income
Service charges and other fees	3,222	2,949
Other	951	1,063

Total non-interest income	4,173	4,012

Non-interest expense
Salaries and benefits	26,031	22,122
Premises and equipment	5,098	4,755
Professional fees	1,986	3,558
Data processing	1,934	2,366
Other	5,388	5,008

Total non-interest expense	40,437	37,809

Income before provision for income taxes	18,462	6,240
Provision for income taxes	5,094	1,937

Net income	$13,368	$4,303

Earnings per common share
Basic	$1.63	$0.53

Diluted	$1.61	$0.53

Average common shares outstanding	8,222,749	8,131,325

Average common and equivalent shares outstanding	8,292,942	8,169,082

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Net Income	$13,368	$4,303

Other comprehensive income
Unrealized (losses) gains on securities available for sale	(779)	400
Reclassification adjustment for realized loss on securities available for sale	—	70
Tax effect	230	(140)

Total other comprehensive (loss) income	(549)	330

Total comprehensive income	$12,819	$4,633

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	8,092,966	$106,427	$23,518	$311	$130,256
Stock awards issued and related compensation expense	71,001	1,596	—	—	1,596
Shares withheld to pay taxes on stock based compensation	(17,369)	(322)	—	—	(322)
Stock options exercised	25,136	247	—	—	247
Net income	—	—	4,303	—	4,303
Other comprehensive income	—	—	—	330	330

Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410

Stock awards issued and related compensation expense	68,355	1,688	—	—	1,688
Shares withheld to pay taxes on stock based compensation	(14,426)	(406)	—	—	(406)
Stock options exercised	57,020	575	—	—	575
Shares withheld to pay exercise price on stock options	(18,383)	(332)	—	—	(332)
Net income	—	—	13,368	—	13,368
Other comprehensive (loss)	—	—	—	(549)	(549)

Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$13,368	$4,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4	4,880
Provision for deferred taxes	(2,285)	205
Depreciation	1,569	1,399
Deferred loan fees, net	(1,067)	2,270
Accretion on discount of purchased loans, net	(98)	(239)
Stock based compensation, net	1,282	1,274
Increase in cash surrender value of life insurance	(652)	(570)
Discount on retained portion of sold loans, net	(35)	(214)
Loss on sale of investment securities, net	—	70
Increase (decrease) in accrued interest receivable and other assets	2,946	(2,503)
Decrease in accrued interest payable and other liabilities	1,177	3,878

Net cash provided by operating activities	16,209	14,753

Cash flows from investing activities:
Purchase of investment securities	(65,224)	(44,075)
Proceeds from sales of investment securities	—	7,646
Proceeds from principal payments on investment securities	15,970	9,742
Purchase of loans	(42,682)	(49,127)
Net decrease (increase) in loans	35,104	(371,921)
Capital calls on low income tax credit investments	(614)	(1,402)
Purchase of Federal Home Loan Bank stock	(1,344)	(362)
Purchase of premises and equipment	(181)	(3,507)
Purchase of bank-owned life insurance policies	(42)	(832)

Net cash used for investing activities	(59,013)	(453,838)

Cash flows from financing activities:
Net increase in customer deposits	147,932	543,970
Paydown of long term borrowings, net	(117,656)	—
Proceeds from short term and overnight borrowings, net	35,000	179,043
Proceeds from issuance of subordinated debt, net	29,224	20,000
Proceeds from exercised stock options	243	247

Net cash provided by financing activities	94,743	743,260

Increase in cash and cash equivalents	51,939	304,175

Cash and cash equivalents, beginning of period	418,517	114,342

Cash and cash equivalents, end of period	$470,456	$418,517

Supplemental disclosure of cash flow information:
Recording of right to use assets and operating lease liabilities	$—	$4,182
Cash paid during the year for:
Interest	$6,508	$8,008
Income taxes	$6,124	$165
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”), which offers a broad range of commercial banking services to closely held businesses and professionals located throughout Northern California. The Bank has a full service branch in California located in Contra Costa County California and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.
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
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at December 31, 2021 may be materially different from actual results due to the
COVID-19
pandemic and other qualitative factors. See Note 2 to the consolidated financial statements for additional information regarding the
COVID-19
pandemic.
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
Loans acquired through a portfolio purchase, or through a business combination, are recorded at their fair value on the date of acquisition. Credit discounts or premiums are included in the determination of fair value; therefore, an allowance for loan losses is not required or recorded on the date of acquisition. Should the Company’s methodology for determining the allowance for loan losses indicate that any credit discount is no longer sufficient to cover probable losses inherent in the acquired loans, an appropriate increase to the allowance for loan losses will be established through a charge to the provision for loan losses. During the years ended December 31, 2021 and 2020, the Company purchased residential solar loan portfolios totaling $42.7 million and $49.1 million, net of credit and coupon rate discounts, respectively. These portfolios are reflected in the category “other” within Note 4 of the consolidated financial statements.
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

Loan Sales and Servicing
The Company has the ability to hold for sale the conditionally guaranteed portion of certain loans that are guaranteed by the Small Business Administration (“SBA loans”). At the time that the Company deems a loan to be held for sale, it is carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. At December 31, 2021 and 2020, the Company did not have any loans held for sale.
Gains or losses on SBA loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold.
SBA loans are generally sold with loan servicing retained by the Company. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Impairment is determined by stratifying the servicing rights based on interest rates and terms. The amount of the impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. As of December 31, 2021 and 2020, the Company had servicing assets of $248,000 and $275,000, respectively.
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
The Company had investments in low income housing tax credits with gross commitments (including amounts funded and unfunded) of $13.6 million at December 31, 2021 and 2020. During 2021 and 2020, the Company did not add any new investments and had $614,000 and $1.4 million in capital calls throughout the year, respectively.
The investment balances outstanding were $7.4 million and $8.6 million at December 31, 2021 and 2020, respectively, and are reflected in other assets on the consolidated balance sheet. Total commitments remaining for future capital calls were $1.7 million and $2.3 million, at December 31, 2021 and 2020, respectively and are reflected in other liabilities on the consolidated balance sheet.
For the years ended December 31, 2021 and 2020, the Company recognized tax benefits of $207,000 and $263,000, respectively, which were included within income tax expense on the statements of income.
For tax purposes, the Company recorded tax credit and other benefits of $1.4 million and $822,000, for the years ended December 31, 2021 and 2020, respectively. The Company recorded low income housing credit investment amortization of $1.2 million for both of the years ended December 31, 2021 and 2020.
Other Real Estate Owned
Other real estate owned consist of properties acquired through foreclosure. The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any income from the properties after acquiring them, it includes this amount in other non-interest income. If the Company records any write-downs, or incurs any operating expenses, on such properties after acquiring them, it includes this amount in other non-interest
expense. At December 31, 2021 and 2020, the Company did not have any properties acquired through foreclosure.
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
Goodwill and Other Intangibles
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess, and the carrying value of the goodwill is reduced accordingly. The Company’s goodwill resulted from the acquisition of Pan Pacific Bank in 2015, and is the only intangible asset with an indefinite life on the consolidated balance sheet. The Company completed an impairment analysis of goodwill as of December 31, 2021 and determined there was no impairment.
Other intangible assets consist of a core deposit intangible asset resulting from the 2015 acquisition. Core deposit intangible assets are initially measured at fair value and then amortized over their estimated useful life, in this case ten years on a straight-line basis. The Company considers the remaining useful life of its core deposit intangible asset each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining life were to change, the carrying amount is amortized prospectively over the revised remaining useful life. The Company has not revised its estimate of the useful life of its core deposit intangible asset for the years ended December 31, 2021 and 2020. As of December 31, 2021 the Company’s core deposit intangible asset was valued at $163,000 with a remaining useful life of 4 years. Assuming no events or circumstances require a revision to the remaining useful life, the future amortization of the Company’s core deposit intangible asset will be approximately $41,000 per year through 2025.
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

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Net income available to common shareholders	$13,368	$4,303
Weighted average basic common shares outstanding	8,222,749	8,131,325
Add: dilutive potential common shares	70,193	37,757

Weighted average diluted common shares outstanding	8,292,942	8,169,082
Basic earnings per share	$1.63	$0.53

Diluted earnings per share	$1.61	$0.53

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
non-related
borrowers of similar credit worthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Balance, beginning	$4,915	$4,972
New loans	26,100	—
Advances	4,425	—
Repayments and other	(9,681)	(57)

Balance, ending	$25,759	$4,915

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2021 and 2020. The interest income associated with these loans was $609,000 and $269,000 for the years ended December 31, 2021 and 2020, respectively.
Loan commitments outstanding with related parties were $10.0 million and $4.1million at December 31, 2021 and 2020, respectively.
The Company also accepts deposits from related parties, which totaled $36.4 million and $42.7 million at December 31, 2021 and 2020, respectively. The interest expense associated with these deposits was $273,000 and $380,000 for the years ended December 31, 2021 and 2020, respectively.
The Company leased its former Lafayette office from a company owned by a member of the Board of Directors. Rental payments under this agreement were $259,000 for the year ended December 31, 2020. This agreement expired during the third quarter of 2020.
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
2. BUSINESS IMPACT OF
COVID-19
During 2020, the
COVID-19
virus aggressively spread globally, including to all 50 states in the United States. The continuing
COVID-19
outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the
COVID-19
virus has minimally impacted our operations as of December 31, 2021, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential
businesses. Additionally, the global economy is experiencing economic disruption from certain supply chain challenges. The potential financial impact continues to remain unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.

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
COVID-19.
Management has evaluated events related to
COVID-19
that have occurred subsequent to December 31, 2021 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements.
Proactive Deferral Program:
As a result of the novel coronavirus
COVID-19,
during 2020 the Company granted payment deferments on 383 loans with an aggregate outstanding balance of $323.9 million and aggregate monthly principal and interest payments of $3.7 million, none of which are considered to be TDRs, based on the relief provided under the CARES Act described above. The payment deferments were granted initially for up to 90 days, and the Company considered an additional 90 days based on the circumstances on both a macro and micro level at the time. As of December 31, 2021, two loans totaling $3.5 million were on a deferred status or have had a structure modification under the CARES Act guidelines.
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
Following the launch of PPP in April 2020, the Company processed 100% of the approximately 730 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $362.0 million. As of December 31, 2021, loan balances totaling approximately $352.1 million had been approved for forgiveness and the funds remitted to the Company. Additionally, approximately $5.3 million in loan balances had been repaid to the Company directly from our clients. At December 31, 2021, the outstanding balance of the loans funded under the 2020 PPP was $4.4 million.
In January 2021, the SBA relaunched the PPP for both first draw and second draw participants that are eligible for the program. Eligible borrowers that previously received a PPP loan may apply for a second draw with the same general loan terms as their first draw PPP loan. The key features of the relaunched program are similar to the initial PPP. As of December 31, 2021, the Company processed 100% of the approximately 390 applications received and all of the eligible applications that were submitted to the SBA received approval, resulting in loans funded of $129.2 million. As of December 31, 2021, loan balances totaling approximately $61.1 million had been approved for forgiveness and the funds remitted to the Company from this second round pool of funding, resulting in an outstanding balance of loans funded under the 2021 PPP of $68.1 million.
The following table reflects the concentration of PPP loans funded and outstanding through the Paycheck Protection Program Liquidity Facility (PPPLF) as of December 31, 2021.

	Number of Loans	Principal Balance	Number of Loans as a % of		Principal Balance as a % of
(Dollars in millions)			PPP Loans	Gross Loans	PPP Loans	Gross Loans
Dental services	148	$15.2	54%	9%	21%	1%
Contractors	24	13.7	9%	1%	19%	1%
Other	100	43.6	37%	6%	60%	3%

Total	272	$72.5	100%	16%	100%	5%

The PPP loans categorized above as “other” are comprised of multiple sectors, including professional/scientific services, retail, manufacturing, finance, wholesale, and real estate.
The Company’s participation in the PPP had the following impact on the operating results for the years ended December 31, 2021 and 2020:

•
Funding of loans under the PPP and related borrowing under the Paycheck Protection Program Liquidity Facility (PPPLF) provided net benefit to net interest income of $7.4 million and $5.0 million during the years ended December 31, 2021 and 2020, respectively, including the impact of amortization of deferred fees and origination costs.

•
The Company received $9.1 million in fees during 2020 related to the origination of PPP loans and $4.4 million in similar fees during 2021. Recognition of the fees was deferred at origination and is being recognized over the term of the loans. For the years ended December 31, 2021 and 2020, the Company amortized into interest income approximately $7.1 million and $4.3 million, respectively. As clients are accepted for loan forgiveness by the SBA, the remaining fees will be recognized at the time of payoff of the loan.

•
The Company deferred loan origination costs of approximately $3.0 million related to PPP loans which are being amortized over the remaining term of the PPP loans. During the years ended December 31, 2021 and 2020, the Company amortized into interest income approximately $1.6 million and $1.0 million, respectively.

•
The Company’s provision for credit losses was $4,000 for the year ended December 31, 2021 compared to $4.9 million for the year ended December 31, 2020. The Company continues to assess our qualitative reserves in response to the improving general macroeconomic impacts related to
COVID-19.
Our overall analysis of the allowance for credit losses considers multiple qualitative factors that may, in part, offset the gross impact on the provision specifically related to
COVID-19.

Goodwill
The Company completed an impairment analysis of goodwill as of December 31, 2021 and determined there was no impairment.
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
3. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities at December 31, 2021 and 2020.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

At December 31, 2020:
Mortgage backed securities	$27,541	$669	$(17)	$28,193
Government agencies	2,418	—	(6)	2,412
Corporate bonds	24,224	434	(170)	24,488

Total available for sale securities	$54,183	$1,103	$(193)	$55,093

Net unrealized gains on available for sale investment securities totaling $131,000 and $910,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2021 and 2020, respectively.
The Company purchased 9 available for sale securities for $36.5 million and 7 held to maturity securities for $28.7 million during the year ended December 31, 2021. The Company did not sell any securities during that time period. The Company purchased 14 available for sale securities for $44.1 million and sold 6 available for sale securities for total proceeds of $7.6 million during the year ended December 31, 2020.

The following table summarizes available for sale securities with unrealized losses at December 31, 2021 and 2020 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2021:
Mortgage backed securities	$14,302	$(320)	$—	$—	$14,302	$(320)
Government agencies	2,993	(100)	—	—	2,993	(100)
Corporate bonds	15,233	(200)	4,732	(268)	19,965	(468)

Total available for sale securities	$32,528	$(620)	$4,732	$(268)	$37,260	$(888)

At December 31, 2020:
Mortgage backed securities	$4,481	$(17)	$—	$—	$4,481	$(17)
Government agencies	2,412	(6)	—	—	2,412	(6)
Corporate bonds	7,830	(170)	—	—	7,830	(170)

Total available for sale securities	$14,723	$(193)	$—	$—	$14,723	$(193)

At December 31, 2021 the Company’s available for sale investment security portfolio consisted of 44 securities, 16 of which were in an unrealized loss position at year end. At December 31, 2020 the Company’s available for sale investment security portfolio consisted of 29 securities, five of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2021 and 2020, respectively.
The following table summarizes the scheduled maturities of the Company’s investment securities as of December 31, 2021.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less that one year	$—	$—	$—	$—
One to five years	22,114	22,212	7,601	7,558
Five to ten years	24,838	25,072	5,614	5,552
Beyond ten years	5,427	5,218	—	—
Securities not due at a single maturity date	22,382	22,390	15,171	15,106

Total investment securities	$74,761	$74,892	$28,386	$28,216

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
Outstanding loans as of December 31, 2021 and 2020 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 7). Additionally, SBA loans include loans funded under the Paycheck Protection Program under the CARES Act, which was enacted as a result of the
COVID-19
pandemic (see Note 2).

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	474,281	414,548
Real estate - other	697,212	550,690
Real estate - construction and land	43,194	37,193
SBA	81,403	317,564
Other	80,559	49,075

Total loans, gross	1,376,649	1,369,070
Deferred loan origination costs, net	1,688	523
Allowance for loan losses	(14,081)	(14,111)

Total loans, net	1,364,256	1,355,482

The following table reflects the loan portfolio allocated by management’s internal risk ratings at December 31, 2021 and 2020.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2021
Grade:
Pass	$450,913	$690,916	$39,074	$79,379	$80,559	$1,340,841
Special Mention	20,904	1,583	1,278	1,111	—	24,876
Substandard	2,464	4,713	2,842	913	—	10,932

Total	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

As of December 31, 2020
Grade:
Pass	$401,629	$540,153	$34,543	$315,277	$49,075	$1,340,677
Special Mention	9,013	2,911	872	859	—	13,655
Substandard	3,906	7,626	1,778	1,428	—	14,738

Total	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

The following table reflects an aging analysis of the loan portfolio by the time past due at December 31, 2021 and 2020.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of December 31, 2021
Commercial and industrial	$—	$2,597	$—	$—	$471,684	$474,281
Real estate - other	—	—	—	—	697,212	697,212
Real estate - construction and land	—	—	—	—	43,194	43,194
SBA	—	—	—	232	81,171	81,403
Other	—	—	—	—	80,559	80,559

Total loans, gross	$—	$2,597	$—	$232	$1,373,820	$1,376,649

As of December 31, 2020
Commercial and industrial	$—	$—	$—	$—	$414,548	$414,548
Real estate - other	1,505	—	—	—	549,185	550,690
Real estate - construction and land	—	—	—	—	37,193	37,193
SBA	—	—	—	234	317,330	317,564
Other	—	—	—	—	49,075	49,075

Total loans, gross	$1,505	$—	$—	$234	$1,367,331	$1,369,070

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of December 31, 2021 and 2020.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2021
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$731	$—	$731
Loans collectively evaluated for impairment	474,281	697,212	43,194	80,672	80,559	1,375,918

Total gross loans	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$142	$—	$142
Loans collectively evaluated for impairment	8,552	4,524	681	167	15	13,939

Total allowance for loan losses	$8,552	$4,524	$681	$309	$15	$14,081

As of December 31, 2020
Gross loans:
Loans individually evaluated for impairment	$2,288	$—	$—	$689	$—	$2,977
Loans collectively evaluated for impairment	412,260	550,690	37,193	316,875	49,075	1,366,093

Total gross loans	$414,548	$550,690	$37,193	$317,564	$49,075	$1,369,070

Allowance for loan losses:
Loans individually evaluated for impairment	$41	$—	$—	$259	$—	$300
Loans collectively evaluated for impairment	8,882	3,877	681	345	26	13,811

Total allowance for loan losses	$8,923	$3,877	$681	$604	$26	$14,111

The following table reflects information related to impaired loans as of December 31, 2021 and 2020.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2021
With no related allowance recorded:
SBA	$232	$705	$—	$233	$14

With an allowance recorded:
SBA	$499	$499	$142	$477	$59
Total:
SBA	$731	$1,204	$142	$710	$73
As of December 31, 2020
With no related allowance recorded:
SBA	$234	$479	$—	$1,917	$—

With an allowance recorded:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$455	$455	$259	$3,921	$57
Total:
Commercial and industrial	$2,288	$2,288	$41	$2,137	$148
SBA	$689	$934	$259	$5,838	$57
The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred origination costs due to their immateriality.
The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total

Year ended December 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(615)	647	—	(17)	(11)	4
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	244	—	—	—	—	244

Ending balance	$8,552	$4,524	$681	$309	$15	$14,081

Year ended December 31, 2020
Beginning balance	$6,708	$3,281	$1,022	$50	$14	$11,075
Provision for loan losses	3,951	596	(341)	662	12	4,880
Charge-offs	(1,868)	—	—	(108)	—	(1,976)
Recoveries	132	—	—	—	—	132

Ending balance	$8,923	$3,877	$681	$604	$26	$14,111

Interest forgone on nonaccrual loans was $43,000 and $174,000 for the years ended December 31, 2021 and 2020, respectively. There was no interest recognized on a cash-basis on impaired loans for the years ended December 31, 2021 and 2020, respectively.

Troubled Debt Restructurings
At December 31, 2021 and 2020, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of December 31, 2021 and 2020 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2021 and 2020.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ended December 31, 2021 and 2020.
COVID-19
For additional information regarding the impact of
COVID-19
on the loan portfolio, see Footnote 2.
5. PREMISES AND EQUIPMENT
The following table reflects the Company’s premises and equipment as of the years ended December 31, 2021 and 2020.

	December 31,
(Dollars in thousands)	2021	2020
Furniture, fixtures, and equipment	$6,066	$5,956
Leashold improvements	6,708	6,637

	12,774	12,593
Accumulated depreciation and amortization	(8,369)	(6,800)

Total premises and equipment	$4,405	$5,793

Depreciation and amortization included in occupancy and equipment expense totaled $1.6 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.
6. DEPOSITS
The following table reflects the Company’s deposit portfolio for the years ended December 31, 2021 and 2020.

	December 31,
(Dollars in thousands)	2021	2020
Demand noninterest-bearing	$771,205	$673,100
Demand interest-bearing	37,250	34,869
Money market and savings	717,480	623,603
Certificates of deposit	154,203	200,634

Total deposits	$1,680,138	$1,532,206

The Federal Deposit Insurance Corporation (FDIC) insures up to $250,000 per depositor per FDIC-insured bank. The Company, through its wholly owned subsidiary, had certificates of deposit accounts greater than $250,000 totaling $50.9 million and $52.2 million at December 31, 2021 and 2020, respectively. The Certificate of Deposit Account Registry Service (CDARS) Network enables financial institution members to utilize deposit placement services that qualify large customer deposits for FDIC insurance. Included in certificates of deposits were CDARS accounts totaling $38.3 million and $67.7 million at December 31, 2021 and 2020, respectively.

Additionally, the Company had brokered certificates of deposits totaling $60.6 million and $75.0 million at December 31, 2021 and 2020, respectively and certificates of deposit accounts less than $250,000 totaling $4.3 million and $5.7 million at December 31, 2021 and 2020, respectively.
The following table reflects the aggregate annual maturities of the Company’s certificates of deposit for the years ended December 31, 2022 through 2026 (dollars in thousands).

	Less Than or Equal to $250,000	Greater Than $250,000	Total
Amounts maturing during the year ended December 31,
2022	$42,140	$93,422	$135,562
2023	388	18113	18,501
2024	127	0	127
2025	0	0	—
2026	13	0	13

Total certificates of deposit	$42,668	$111,535	$154,203

7. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $317.8 million and $218.9 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $458.7 million and $358.5 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. As of December 31, 2021 and December 31, 2020, the PPPLF borrowing arrangement had an outstanding balance of $56.4 million and $174.0 million respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $184.1 million and $88.1 million, respectively. At December 31, 2020, amounts pledged and available borrowing capacity under such limits were approximately $129.3 million and $68.3 million, respectively. In December 2021, the Company secured a FHLB short term borrowing for $50.0 million at a fixed rate of 0.18%. In June 2019, the Company secured a $10.0 million FHLB term borrowing for two years maturing in June 2021 at a fixed rate of 1.89%. This FHLB term borrowing was repaid in full at maturity and therefore had no outstanding balance at December 31, 2021 and had an outstanding balance of $10.0 million at December 31, 2020. In May 2020, the Company secured a $5.0 million FHLB term borrowing for one year maturing in May 2021 at a fixed rate of 0.00%. This FHLB term borrowing was repaid in full at maturity and therefore had no outstanding balance at December 31, 2021 and had an outstanding balance $5.0 million at December 31, 2020.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $113.0 million. There were no borrowings outstanding under these arrangements at December 31, 2021 and December 31, 2020.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At December 31, 2021 and December 31, 2020, no borrowings were outstanding under this line of credit.

The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at December 31, 2021 and December 31, 2020.
The Bank issued $5.0 million in subordinated debt on April 15, 2016. The subordinated debt had a fixed interest rate of 5.875% for the first 5 years. After the fifth year, the interest rate changed to a variable rate of prime plus 2.00%. The subordinated debt was recorded net of related issuance costs of $87,000. During the fourth quarter of 2021, this subordinated debt was repaid in full, and therefore had no outstanding balance at December 31, 2021. At December 31, 2020, the balance remained at $5.0 million, net of the remaining unamortized issuance cost.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At December 31, 2021 and December 31, 2020, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At December 31, 2021, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At December 31, 2021 and December 31, 2020, the Company had outstanding unfunded commitments for loans of approximately $620.0 million and $491.1 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $380,000 and $305,000 at December 31, 2021 and December 31, 2020, respectively.

The outstanding unfunded commitments for loans at December 31, 2021 was comprised of fixed rate commitments of approximately $37.7 million and variable rate commitments of approximately $582.7 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of December 31, 2021.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$8,502	$11,748	$9,706	$29,956
Interest rate between 4.00% and 5.00%	2,986	3,409	974	7,369
Interest rate greater than or equal to 5.00%	—	370	—	370

Total unfunded fixed rate loan commitments	$11,488	$15,527	$10,680	$37,695

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2022 and 2027, with certain leases containing either three, five, or seven year renewal options.
The following table reflects the quantitative information for the Company’s leases at December 31, 2021.

(Dollars in thousands)	December 31, 2021
Operating lease cost (cost resulting from lease payments)	$2,059
Operating lease - operating cash flows (fixed payments)	$2,431
Operating lease - ROU assets	$6,438
Operating lease - liabilities	$8,212
Weighted average lease term - operating leases	2.7 years
Weighted average discount rate - operating leases	0.89%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options (dollars in thousands).

Minimum commitments for the year ended December 31,
2022	2,441
2023	1,497
2024	1,456
2025	1,500
2026	1,435
Thereafter	357

Total undiscounted cash flows	8,686
Discount on cash flows	(474)

Total lease liability	$8,212

Rent expense included in premises and equipment expense totaled $2.1 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.

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
At December 31, 2021, uninsured deposits at financial institutions were approximately $11.0 million. At December 31, 2020, uninsured deposits at financial institutions were approximately $8.7 million.
9. INCOME TAXES
The following table reflects the federal and state components of the Company’s provision for income taxes for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Federal:
Current	$4,972	$903
Deferred	(1,632)	389

Federal provision for income taxes	3,340	1,292
State:
Current	2,407	829
Deferred	(653)	(184)

State provision for income taxes	1,754	645

Provision for income taxes	$5,094	$1,937

The Company’s reported amount of income tax expense differs from federal statutory income rate for the years ended December 31, 2021 and 2020 primarily due to California franchise taxes, low income housing credits and tax exempt income. The following table reflects a reconciliation of the effective tax rate for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.6%	7.2%
Low income housing credits, net of investment losses	-0.8%	0.0%
Increase in cash surrender value of life insurance	-0.8%	-2.0%
Share-based compensation	0.4%	2.2%
Other, net	0.5%	3.1%

Effective tax rate	27.9%	31.5%

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

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,163	$4,172
Lease liability	2,428	3,079
Accrued expenses	1,666	1,422
Organization costs	14	41
Share-based compensation	391	399
Deferred compensation	1,077	823
Net operating loss carryforwards	1,166	1,246
Loan discounts	34	63
Other	1,311	282

Total deferred tax assets	12,250	11,527
Deferred tax liabilities:
Deferred loan origination costs	(1,592)	(2,631)
Right of use asset	(1,903)	(2,460)
Core deposit intangible	(48)	(60)
Other	(92)	(327)

Total deferred tax liabilities	(3,635)	(5,478)

Net deferred tax assets	$8,615	$6,049

As a result of the acquisition of Pan Pacific Bank in 2015, the Company has net operating loss carryforwards. Pursuant to Sections 382 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event of a change in ownership. The net operating losses absorbed as a result of the acquisition are subject to Section 382 annual limitations in the amount of approximately $640,000 per year. At December 31, 2021 and 2020, the net operating loss carryforwards for Federal and California income tax reporting purposes totaled $3.6 million, and $4.2 million, respectively, and will begin to expire at various dates from 2029 to 2035 if unused.
For the tax years 2021 and 2020, the Company filed income tax returns in the U.S. Federal and various state jurisdictions. There are currently no pending U.S. Federal or state income tax or
non-U.S.
income tax examinations by tax authorities. The Company is no longer subject to tax examinations by U.S. Federal and state taxing authorities for years prior to 2018 for Federal tax returns and 2017 for state tax returns.
The Company is required to record a valuation allowance if it is more likely than not that some portion, or all, of the net deferred tax asset will not be realized. The Company evaluated both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions and determined that a valuation allowance was not needed to reduce the net deferred tax asset as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the recorded balance. As of December 31, 2021 and 2020, there were no unrecognized tax benefits or interest and penalties accrued by the Company.

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
The carrying amounts and estimated fair values of financial instruments at December 31, 2021 and 2020 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2021
Financial assets:
Cash and due from banks	$470,456	$470,456	$—	$—	$470,456
Investment securities:
Available for sale	74,892	—	67,981	6,911	74,892
Held to maturity	28,386		22,632	5,584	28,216
Loans, net	1,364,256		—	1,353,888	1,353,888
Accrued interest receivable	5,713	—	633	5,080	5,713
Financial liabilities:
Deposits	$1,680,138	$1,525,935	$154,146	$—	$1,680,081
Other borrowings	106,387	—	—	106,387	106,387
Subordinated debt	54,028	—	—	56,092	56,092
Accrued interest payable	859	—	42	817	859
As of December 31, 2020
Financial assets:
Cash and due from banks	$418,517	$418,517	$—	$—	$418,517
Investment securities:
Available for sale	55,093	—	55,093	—	55,093
Loans, net	1,355,482		—	1,360,845	1,360,845
Accrued interest receivable	6,578	—	225	6,353	6,578
Financial liabilities:
Deposits	$1,532,206	$1,331,572	$200,888	$—	$1,532,460
Other borrowings	189,043	—	—	189,123	189,123
Subordinated debt	24,994	—	—	24,642	24,642
Accrued interest payable	545	—	51	494	545

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
 For securities where market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators, resulting in Level 3 classification.
FHLB, IBFC, PCBB Stock—It is not practical to determine the fair value of these correspondent bank stocks due to restrictions placed on their transferability.
Loans—Fair values of loans for December 31, 2021 and 2020 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.
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

Junior

Subordinated Debt Securities—Fair values for subordinated debt are calculated based on its terms and were discounted to the date of the valuation to calculate the fair value on the debt. A market rate based on recent debt offering by peer bank was used to discount cash flow until reprice date and subsequently cash flow were discounted at Prime plus
2
% for its security. These assumptions which may be unobservable, and considering
recent trading activity of similar instruments in market which can be inactive and accordingly are classified within the Level
3
classification.
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

		Fair Value Measurements
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2021
Investments available for sale:
Mortgage backed securities	$29,948	$—	$29,948	$—
Government agencies	2,993	—	2,993	—
Corporate bonds	41,951	—	35,040	6,911

Total assets measured at fair value on a recurring basis	$74,892	$—	$67,981	$6,911

As of December 31, 2020
Investments available for sale:
Mortgage backed securities	$28,193	$—	$28,193	$—
Government agencies	2,412	—	2,412	—
Corporate bonds	24,488	—	24,488	—

Total assets measured at fair value on a recurring basis	$55,093	$—	$55,093	$—

The following table reflects the changes in all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021. The Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020.

Corporate Securities
(Dollars in thousands)	2021
Balance at December 31, 2020	$—
Purchases	2,033
Transfers into Level 3	4,878

Balance at December 31, 2021	$6,911

Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of December 31, 2021 and 2020.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of December 31, 2021
Impaired loans - SBA	$731	$—	$—	$731

Total assets measured at fair value on a non-recurring basis	$731	$—	$—	$731

As of December 31, 2020
Impaired loans - SBA	$689	$—	$—	$689

Total assets measured at fair value on a non-recurring basis	$689	$—	$—	$689

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
On May 18, 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan which supersedes the Equity Incentive Plan that was established in 2014. On August 6, 2020, the Company’s shareholders approved an amendment and restatement of the 2017 Equity Incentive Plan (as amended and restated, the “Amended 2017 Plan”). The Amended 2017 Plan increased the number of shares that may be granted under the plan from 420,000 shares to a maximum of 920,000 shares. The Amended 2017 Plan provides for the following types of stock-based awards: incentive stock options; nonqualified stock options; stock appreciation rights; restricted stock, restricted stock units, performance shares; and other stock-based awards. The amount, frequency, and terms of stock-based awards may vary based upon competitive practices, the Company’s operating results and government regulations. As of December 31, 2021, the Company has issued incentive stock options, restricted stock units, and other stock-based awards under the 2017 Amended Plan.
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
As of December 31, 2021, there were 667,413 shares of outstanding awards under the Company’s stock-based compensation plans and 371,785 shares available for future grants under the Amended 2017 Plan.
Total compensation cost that was charged against income pertaining to the 2014 Plan and the Amended 2017 Plan was $1.3 million for both of the years ended December 31, 2021 and 2020, respectively.
Stock Option Awards
The following table reflects a summary of the stock option activity under the 2014 Plan and the Amended 2017 Plan for the year ended December 31, 2021.

	Stock Option Awards Outstanding
	Number of Shares	Weighted Average Exercise Price
Stock option awards outstanding, December 31, 2020	470,310	$16.70

Granted	36,000	$18.17
Exercised	(57,020)	$10.08
Forfeited or expired	(4,034)	$6.35

Stock option awards outstanding, December 31, 2021	445,256	$17.75

The following table reflects the weighted remaining life and aggregate intrinsic value related to the stock options issued under the 2014 Plan and the Amended 2017 Plan at December 31, 2021.

(Dollars in thousands)	Number of Shares	Weighted Remaining Life (Years)	Aggregate Intrinsic Value
Stock option awards outstanding	445,256	6.80	$1,592
Stock option awards fully vested and expected to vest	204,138	5.73	$885
Stock option awards exercisable	230,281	7.72	$696

The following table reflects information related to stock options exercised and granted during the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Options exercised:
Intrinsic value	$436	$119
Cash received, net	$243	$247
Options granted:
Weighted average fair value	$7.27	$6.30
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following table reflects the assumptions used by management in the Black-Scholes option pricing model for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020

Expected life	10 years	10 years

Stock price volatility	31.9%	28.9%

Risk free interest rate	0.5%	1.2%

Dividend yield	0.0%	0.0%
As of December 31, 2021, there was $1.6 million of total unrecognized compensation cost related to non-vested
stock options granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 6.5 years and will be adjusted for subsequent changes related to forfeitures.
Restricted Stock Units
The following table reflects a summary of the restricted stock activity under the 2014 Plan and the Amended 2017 Plan for the year ended December 31, 2021.

	Non-vested Restricted Stock Units
	Number of Shares	Weighted Average Grant Value

Non-vested restricted stock units, December 31, 2020	170,565	$17.65

Granted	114,696	$17.76
Vested	(60,022)	$17.10
Forfeited or expired	(3,082)	$17.43

Non-vested restricted stock units, December 31, 2021	222,157	$17.59

As of December 31, 2021, there was $3.9 million of total unrecognized compensation cost related to non-vested
restricted stock units granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 6.5 years and will be adjusted for subsequent changes in estimated forfeitures. The Company estimates the impact of forfeitures on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods.

Other Stock-Based Awards
Stock awards totaling 8,028 shares were granted and issued during the year ended December 31, 2021. These stock awards were fully vested upon the date of the grant. The grant date fair value of these awards was included in the compensation cost that was charged against income pertaining to the Amended 2017 Plan.
12. OTHER EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
In 2007, the Company adopted the California Bank of Commerce Profit Sharing 401(k) Plan. All full-time employees 21 years of age or older with 3 months of service are eligible to participate in the 401(k) Plan. Eligible employees may elect to make tax deferred contributions up to the maximum amount allowed by law. The Company may make additional contributions to the plan at the discretion of the Board of Directors. Bank contributions may vest at a rate of 20% annually for all employees. The Company made a fully vested contribution to the 401(k) Plan for the years ended December 31, 2021 and 2020 in the amount of $745,000 and $618,000, respectively.
Salary Continuation and Retirement Plan
The Board of Directors approved a salary continuation plan for certain executives. Under the plan, once these certain executives reach age 65, the Company is obligated to provide them with annual benefits after retirement. The estimated present value of these future benefits has been accrued from the effective date of the plan.
The discount rate used to estimate the present value of future benefits was 3.25% and 3.50% for the years ended December 31, 2021 and 2020 respectively.
The expense recognized under this plan for the years ended December 31, 2021 and 2020 totaled $1.2 million and $835,000, respectively. Accrued compensation payable under the salary continuation plan totaled $3.3 million and $2.1 million at December 31, 2021 and 2020, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (as defined in the regulations) of Common Tier I Capital, Tier I Capital, and Total Capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2021, that the Company meets all capital adequacy requirements to which they are subject.
The following tables reflect the consolidated Company’s and the Bank’s capital adequacy ratios at December 31, 2021 and 2020 as well as the minimum capital ratios required to be deemed “adequately capitalized” and “well capitalized” under the regulatory framework.

	As of December 31, 2021
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company Capital Ratios:

Tier I Capital	$143,148	7.23%	$79,204	4.00%	$99,005	5.00%
(to Average Assets)

Tier I Common Capital	$143,148	8.62%	$74,695	4.50%	$107,893	6.50%
(to Risk Weighted Assets)

Tier I Capital	$143,148	8.62%	$99,594	6.00%	$132,792	8.00%
(to Risk Weighted Assets)

Total Capital	$211,637	12.75%	$132,792	8.00%	$165,990	10.00%
(to Risk Weighted Assets)

Bank Capital Ratios:

Tier I Capital	$188,635	9.51%	$79,373	4.00%	$99,216	5.00%
(to Average Assets)

Tier I Capital	$188,635	11.38%	$74,616	4.50%	$107,779	6.50%
(to Risk Weighted Assets)

Tier I Common Capital	$188,635	11.38%	$99,489	6.00%	$132,652	8.00%
(to Risk Weighted Assets)

Total Capital	$203,095	12.25%	$132,652	8.00%	$165,814	10.00%
(to Risk Weighted Assets)

	As of December 31, 2020
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company Capital Ratios:

Tier I Capital	$128,140	7.49%	$68,413	4.00%	$85,517	5.00%
(to Average Assets)

Tier I Common Capital	$128,140	10.11%	$57,052	4.50%	$82,409	6.50%
(to Risk Weighted Assets)

Tier I Capital	$128,140	10.11%	$76,070	6.00%	$101,427	8.00%
(to Risk Weighted Assets)

Total Capital	$167,550	13.22%	$101,427	8.00%	$126,783	10.00%
(to Risk Weighted Assets)

Bank Capital Ratios:

Tier I Capital	$137,214	8.02%	$68,462	4.00%	$85,578	5.00%
(to Average Assets)

Tier I Capital	$137,214	10.80%	$57,166	4.50%	$82,573	6.50%
(to Risk Weighted Assets)

Tier I Common Capital	$137,214	10.80%	$76,221	6.00%	$101,628	8.00%
(to Risk Weighted Assets)

Total Capital	$156,624	12.33%	$101,628	8.00%	$127,035	10.00%
(to Risk Weighted Assets)

14. PARENT COMPANY ONLY FINANCIAL INFORMATION
The following tables reflect summary parent company only financial information for the years ended December 31, 2021 and
2020.
STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31,
	2021	2020

Assets:
Cash and due from banks	$9,968	$11,082
Investment in bank subsidiary	196,253	143,945
Other assets	5,954	1,845

Total assets	$212,175	$156,872

Liabilities:
Junior subordinated debt	$54,028	$20,000
Other Liabilities	7,393	462

Total liabilities	61,421	20,462

Shareholders’ equity	150,754	136,410

Total liabilities and shareholders’ equity	$212,175	$156,872

STATEMENTS OF INCOME
(Dollar amounts in thousands)

	December 31,
	2021	2020

Interest expense	$(1,477)	$(495)
Non-interest expense	(543)	(1,025)

Income (loss) before provision for income taxes	(2,020)	(1,520)
Provision for income taxes	596	371

Income (loss) before equity in undistributed subsidiary income	(1,424)	(1,149)

Equity in undistributed subsidiary income	14,792	5,452

Net income	$13,368	$4,303

STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	December 31,
	2021	2020

Cash flow from operating activities:

Net income	$13,368	$4,303
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiary income	(14,792)	(5,452)
Change in other assets and other liabilities, net	(4,157)	(630)

Net cash provided by (used for) operating activities	(5,581)	(1,779)

Cash flow from investing activities:
Investment in subsidiary	(30,000)	(10,000)

Net cash provided by (used for) investing activities	(30,000)	(10,000)

Cash flow from financing activities:
Proceeds from issuance of subordinated debt, net	34,224	20,000
Proceeds from exercised stock options	243	247

Net cash provided by (used for) financing activities	34,467	20,247

(Decrease) increase in cash and cash equivalents	(1,114)	8,468

Cash and cash equivalents, beginning of period	11,082	2,614

Cash and cash equivalents, end of period	$9,968	$11,082

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the years ended December 31, 2021 and 2020.

	Quarterly Operating Results - 2021
(Dollars in thousands, except per share data)	Q1	Q2	Q3	Q4

Interest income	$15,032	$15,179	$15,539	$15,543
Interest expense	1,696	1,593	1,698	1,576

Net interest income	13,336	13,586	13,841	13,967
Provision for loan losses	300	(1,100)	300	504

Net interest income after provision for loan losses	13,036	14,686	13,541	13,463
Non-interest income	921	956	1,302	994
Non-interest expense	10,080	9,835	10,513	10,009

Income before provision for income taxes	3,877	5,807	4,330	4,448
Provision for income taxes	1,068	1,645	1,114	1,267

Net income	$2,809	$4,162	$3,216	$3,181

Basic earnings per common share	$0.34	$0.51	$0.39	$0.39
Diluted earnings per common share	$0.34	$0.50	$0.39	$0.38

	Quarterly Operating Results - 2020
(Dollars in thousands, except per share data)	Q1	Q2	Q3	Q4

Interest income	$12,303	$12,781	$13,188	$14,747
Interest expense	2,121	1,996	2,000	1,985

Net interest income	10,182	10,785	11,188	12,762
Provision for loan losses	400	2,930	850	700

Net interest income after provision for loan losses	9,782	7,855	10,338	12,062
Non-interest income	1,290	777	1,028	917
Non-interest expense	10,407	6,440	10,545	10,417

Income before provision for income taxes	665	2,192	821	2,562
Provision for income taxes	192	642	326	777

Net income	$473	$1,550	$495	$1,785

Basic earnings per common share	$0.06	$0.19	$0.06	$0.22
Diluted earnings per common share	$0.06	$0.19	$0.06	$0.22

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
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and certain corporate governance practices will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholder (the “Proxy Statement”) or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. Such information is incorporated herein by reference to the Proxy Statement.
We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.californiabankofcommerce.com.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. Such information is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	667,413	$17.70	371,785
Equity compensation plans not approved by security holders	—	—	—

Total	667,413	$17.70	371,785

The remaining information required by this item will be contained in our Proxy Statement, or an amendment to this report, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021. Such information is incorporated herein by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021. Such information is incorporated herein by reference to the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021. Such information is incorporated herein by reference to the Proxy Statement.

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

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp †

3.2	Amended and Restated Bylaws of California BanCorp †

4.1	Form of Certificate of Common Stock of California BanCorp †

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

4.3	Form of 5.00% Fixed-Floating Rate Subordinated Note due 2030 of California BanCorp (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2020.

4.4	Indenture, dated as of August 17, 2021, by and between California BanCorp and UMB Bank, National Association, as trustee, including the Form of 3.50% Fixed-to-Floating Rate Subordinated Note due 2031 of California BanCorp (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 17, 2021.

10.1	Form of Indemnification Agreement by and between California BanCorp and its directors and executive officers †

10.2	Form of Indemnification Agreement by and between California Bank of Commerce and its directors and executive officers †

10.3	Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 1, 2020)

10.4	California Bank of Commerce 2007 Equity Incentive Plan* †

10.5	California Bank of Commerce 2014 Equity Incentive Plan* †

10.6	Form of Stock Option Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.7	Form of Restricted Stock Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* †

10.8	Form of Stock Option Award Agreement under the California Bank of Commerce 2007 Equity Incentive Plan* †

10.9	Form of Stock Award Agreement under the California Bank of Commerce 2007 Equity Incentive Plan* †

10.10	Form of Stock Option Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* †

Exhibit Number	Description of Exhibit

10.11	Form of Restricted Stock Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* †

10.12	Employment Agreement, effective May 7, 2018, by and between Steven E. Shelton and California Bank of Commerce* †

10.13	Employment Agreement, effective May 20, 2019, by and between Thomas A. Sa and California Bank of Commerce* †

10.14	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* †

10.15	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* †

10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated California Bancorp 2017 Equity Incentive Plan* †

10.17	Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton*†

21.1	Subsidiaries of California BanCorp †

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.
†	Incorporated by reference to the exhibit of the same number of the Company’s Form 10 filed with the SEC on March 4, 2020.
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: March 22, 2022	/s/ Steven E. Shelton
Steven E. Shelton
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Steven E. Shelton Steven E. Shelton	President, and Chief Executive Officer (Principal Executive Officer)	March 22, 2022

By:	/s/ Thomas A. Sa Thomas A. Sa	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 22, 2022

By:	/s/ Andrew J. Armanino Andrew J. Armanino	Director	March 22, 2022

By:	/s/ Stephen A. Cortese Stephen A. Cortese	Chairman	March 22, 2022

By:	/s/ Kevin J. Cullen Kevin J. Cullen	Director	March 22, 2022

By:	/s/ Stephen R. Dathe Stephen R. Dathe	Director	March 22, 2022

By:	/s/ Wayne S. Doiguchi Wayne S. Doiguchi	Director	March 22, 2022

By:	/s/ Donald J. Kintzer Donald J. Kintzer	Director	March 22, 2022

By:	/s/ Rochelle G. Klein Rochelle G. Klein	Director	March 22, 2022

By:	/s/ Julie J. Levenson Julie J. Levenson	Director	March 22, 2022

By:	/s/ Frank L. Muller Frank L. Muller	Director	March 22, 2022

By:	/s/ Millicent C. Tracey Millicent C. Tracey	Director	March 22, 2022

By:	/s/ Edmond E. Traille Edmond E. Traille	Director	March 22, 2022