Form 10-Q
period 2022-03-31
California BanCorp
filed 2022-05-12
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒

Non-accelerated filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).     YES   ☐     NO   ☒
Number of shares outstanding of the registrant’s common stock as of April 30, 2022: 8,291,771

CALIFORNIA BANCORP
INDEX TO QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	March 31, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$18,228	$4,539
Federal funds sold	206,305	465,917

Total cash and cash equivalents	224,533	470,456
Investment securities:
Available for sale, at fair value	53,985	74,892
Held to maturity, at amortized cost	117,779	28,386

Total investment securities	171,764	103,278
Loans, net of allowance for losses of $15,032 and $14,081 at March 31, 2022 and December 31, 2021, respectively	1,387,876	1,364,256
Premises and equipment, net	4,047	4,405
Bank owned life insurance (BOLI)	24,614	24,412
Goodwill and other intangible assets	7,503	7,513
Accrued interest receivable and other assets	39,258	40,676

Total assets	$1,859,595	$2,014,996

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$746,673	$771,205
Interest bearing	853,849	908,933

Total deposits	1,600,522	1,680,138
Other borrowings	32,166	106,387
Junior subordinated debt securities	54,063	54,028
Accrued interest payable and other liabilities	18,273	23,689

Total liabilities	1,705,024	1,864,242
Commitments and Contingencies (Note 5)

Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,270,901 and 8,264,300 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	109,815	109,473
Retained earnings	44,862	41,189
Accumulated other comprehensive income, net of taxes	(106)	92

Total shareholders’ equity	154,571	150,754

Total liabilities and shareholders’ equity	$1,859,595	$2,014,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans	$14,886	$14,584
Federal funds sold	136	88
Investment securities	902	360

Total interest income	15,924	15,032
Interest expense
Deposits	806	1,191
Borrowings and subordinated debt	592	505

Total interest expense	1,398	1,696

Net interest income	14,526	13,336
Provision for credit losses	950	300

Net interest income after provision for credit losses	13,576	13,036

Non-interest income
Service charges and other fees	889	641
Gain on the sale of loans	1,393	—
Other	252	280

Total non-interest income	2,534	921

Non-interest expense
Salaries and benefits	7,093	6,367
Premises and equipment	1,302	1,197
Professional fees	592	589
Data processing	608	580
Other	1,321	1,347

Total non-interest expense	10,916	10,080

Income before provision for income taxes	5,194	3,877
Provision for income taxes	1,521	1,068

Net income	$3,673	$2,809

Earnings per common share
Basic	$0.44	$0.34

Diluted	$0.44	$0.34

Average common shares outstanding	8,276,761	8,179,667

Average common and equivalent shares outstanding	8,392,802	8,242,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$3,673	$2,809

Other comprehensive income
Unrealized losses on securities available for sale, net	(5)	(743)
Unrealized losses on securities transferred from available for sale to held to maturity, net	(281)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	2	—
Tax effect	86	220

Total other comprehensive (loss) income	(198)	(523)

Total comprehensive income	$3,475	$2,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754
Stock awards issued and related compensation expense	11,513	494	—	—	494
Shares withheld to pay taxes on stock based compensation	(7,459)	(173)	—	—	(173)
Stock options exercised	4,200	55	—	—	55
Shares withheld to pay exercise price on stock options	(1,653)	(34)	—	—	(34)
Net income	—	—	3,673	—	3,673
Other comprehensive loss	—	—	—	(198)	(198)

Balance at March 31, 2022	8,270,901	$109,815	$44,862	$(106)	$154,571

Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	3,369	383	—	—	383
Stock options exercised	14,495	99	—	—	99
Net income	—	—	2,809	—	2,809
Other comprehensive loss	—	—	—	(523)	(523)

Balance at March 31, 2021	8,189,598	$108,430	$30,630	$118	$139,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,673	$2,809
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	950	300
Provision for deferred taxes	1,128	220
Depreciation	387	398
Deferred loan (costs) fees, net	(735)	2,129
Accretion on discount of purchased loans, net	(11)	(36)
Stock based compensation, net	321	383
Increase in cash surrender value of life insurance	(166)	(162)
Discount on retained portion of sold loans, net	(9)	(9)
Gain on sale of loans, net	(1,393)	—
Increase in accrued interest receivable and other assets	616	762
Decrease in accrued interest payable and other liabilities	(5,223)	(3,418)

Net cash provided by operating activities	(462)	3,376

Cash flows from investing activities:
Purchase of investment securities	(75,023)	(7,245)
Proceeds from principal payments on investment securities	6,056	4,217
Proceeds from sale of loans	37,271	—
Net decrease in loans	(59,693)	(101,068)
Capital calls on low income tax credit investments	(191)	(290)
Purchase of premises and equipment	(29)	(72)
Purchase of bank-owned life insurance policies	(36)	(40)

Net cash used for investing activities	(91,645)	(104,498)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(79,616)	97,509
Paydown of long term borrowing, net	(24,221)	(54,223)
Paydown of short term and overnight borrowings, net	(50,000)	—
Proceeds from exercised stock options, net	21	99

Net cash provided by financing activities	(153,816)	43,385

Decrease in cash and cash equivalents	(245,923)	(57,737)
Cash and cash equivalents, beginning of period	470,456	418,517

Cash and cash equivalents, end of period	$224,533	$360,780

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$49,889	$—

Cash paid during the year for:
Interest	$2,023	$1,725
Income taxes	$—	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q
and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Subsequent Events
Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC and concluded that no event required any adjustment to the balances presented.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at March 31, 2022 may be materially different from actual results due to the
COVID-19
pandemic and other qualitative factors.
Reclassifications
Certain prior balances in the unaudited consolidated financial statements may have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Business Impact of
COVID-19
The
COVID-19
pandemic caused a substantial disruption to the global economy, U.S. economy, and the economies in which the Company operates. While the spread of the
COVID-19
virus has minimally impacted the Company’s operations as of March 31, 2022, we continue to closely monitor ongoing developments and remain focused on our ability to navigate these challenging conditions and on maintaining the underlying strength and stability of our Company.
Although the impact of
COVID-19
on the general economic environment and financial markets, including the Company’s market capitalization, has recently improved and stabilized, the continued uncertainty about the scope and longevity of its impact may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could result in a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments for investments, loans, and intangible assets.
Goodwill
Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).
The Company completed an impairment analysis of goodwill as of March 31, 2022 and determined there was no impairment. As part of the Company’s qualitative assessment of goodwill impairment, management considered
COVID-19
and determined that it was no longer a triggering event given that its impact on the general economic environment and financial markets, including the Company’s market capitalization, has improved and stabilized and, as such, does not currently represent an indicator of impairment.
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

	Three months ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Net income available to common shareholders	$3,673	$2,809
Weighted average basic common shares outstanding	8,276,761	8,179,667
Add: dilutive potential common shares	116,041	62,800

Weighted average diluted common shares outstanding	8,392,802	8,242,467
Basic earnings per share	$0.44	$0.34

Diluted earnings per share	$0.44	$0.34

New Financial Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU
2019-12”)
removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and clarifying and amending existing guidance to provide for more consistent application. ASU
2019-12
became effective for fiscal years beginning after December 15, 2021 and early adoption was permitted. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326). The guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to
maturity debt securities, and reinsurance receivables. It also applies to off-balance
sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. In October of 2019, the FASB approved a proposal to defer implementation of the CECL model by smaller reporting companies to January 1, 2023. The Company qualifies for this deferral and has elected to defer adoption but has also taken steps to effect implementation of the guidance including: (1) forming a CECL Committee; (2) engaging a third party vendor to develop models and model assumptions; (3) established initial framework for portfolio segmentation for application of the models; and (4) received preliminary results for consideration and evaluation. The Company will continue to calibrate and validate its approach during the period of deferral.
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At March 31, 2022:
Mortgage backed securities	$23,981	$91	$(280)	$23,792
Government agencies	29,730	25	(55)	29,700
Corporate bonds	427	66	—	493

Total available for sale securities	$54,138	$182	$(335)	$53,985

Mortgage backed securities	$71,857	$—	$(3,826)	$68,031
Government agencies	3,091	—	(352)	2,739
Corporate bonds	42,831	150	(1,415)	41,566

Total held to maturity securities	$117,779	$150	$(5,593)	$112,336

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Government agencies	—	—	—	—
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

The Company purchased 7 available for sale securities for $34.2 million and 10 held to maturity securities for $40.8 million during the three months ended March 31, 2022. The Company purchased 2 available for sale securities for $7.2 million and no held to maturity securities during the three months ended March 31, 2021. The Company did not sell any securities during the three months ended March 31, 2022 and 2021, respectively.
Net unrealized losses on available for sale investment securities totaling $153,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at March 31, 2022. Net unrealized gains on available for sale investment securities totaling $131,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2021, respectively.
During the first quarter of 2022, the Company
re-designated
certain securities previously classified as available for sale to the held to maturity classification. The securities re-designated
consisted of mortgage backed securities and government agencies with a total carrying value of $49.9 million at December 31, 2021. At the time of re-designation the securities included $281,000 of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
The following table summarizes securities with unrealized losses at March 31, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2022:
Mortgage backed securities	$12,890	$(280)	$—	$—	$12,890	$(280)
Government agencies	9,830	(55)	—	—	9,830	(55)
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$22,720	$(335)	$—	$—	$22,720	$(335)

Mortgage backed securities	$62,356	$(3,140)	$5,675	$(686)	$68,031	$(3,826)
Government agencies	2,739	(352)	—	—	2,739	(352)
Corporate bonds	25,409	(746)	6,331	(669)	31,740	(1,415)

Total held to maturity securities	$90,504	$(4,238)	$12,006	$(1,355)	$102,510	$(5,593)

At December 31, 2021:
Mortgage backed securities	$14,302	$(320)	$—	$—	$14,302	$(320)
Government agencies	2,993	(100)	—	—	2,993	(100)
Corporate bonds	15,233	(200)	4,732	(268)	19,965	(468)

Total available for sale securities	$32,528	$(620)	$4,732	$(268)	$37,260	$(888)

Mortgage backed securities	$22,632	$(140)	$—	$—	$22,632	$(140)
Government agencies	5,584	(30)	—	—	5,584	(30)
Corporate bonds	—	—	—	—	—	—

Total held to maturity securities	$28,216	$(170)	$—	$—	$28,216	$(170)

At March 31, 2022 the Company’s investment security portfolio consisted of 60 securities, 41 of which (mortgage backed securities and corporate securities with investment grade ratings) were in an unrealized loss position at quarter end. At December 31, 2021 the Company’s investment security portfolio consisted of 44 securities, 16 of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022 and December 31, 2021, respectively. As part of the Company’s assessment of other-than-temporary-impairment (OTTI), management considered the current impact of the
COVID-19
pandemic and determined that its impact on the general economic environment and financial markets has improved and stabilized and, as such, does not currently represent an indicator of impairment.

The following table summarizes the scheduled maturities of the Company’s investment securities as of March 31, 2022.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less that one year	$—	$—	$—	$—
One to five years	41,806	41,687	23,701	23,371
Five to ten years	—	—	30,349	29,560
Beyond ten years	427	493	22,374	20,806
Securities not due at a single maturity date	11,905	11,805	41,355	38,599

Total investment securities	$54,138	$53,985	$117,779	$112,336

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
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of March 31, 2022 and December 31, 2021 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$522,808	474,281
Real estate - other	741,651	697,212
Real estate - construction and land	51,204	43,194
SBA	44,040	81,403
Other	40,771	80,559

Total loans, gross	1,400,474	1,376,649
Deferred loan origination costs, net	2,434	1,688
Allowance for credit losses	(15,032)	(14,081)

Total loans, net	$1,387,876	1,364,256

SBA loans include Paycheck Protection Program (“PPP”) loans funded under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the
COVID-19.
Of the $491.2 million in PPP loans funded by the Company as a result of the initial launch of the program in April 2020 and the re-launch
of the program in January 2021, approximately $454.4 million of those balances have been granted forgiveness by the SBA as of March 31, 2022. Outstanding PPP loans were $36.9 million and $72.5 million as of March 31, 2022 and December 31, 2021, respectively.

The following table reflects the loan portfolio allocated by management’s internal risk ratings at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of March 31, 2022
Grade:
Pass	$501,659	$735,377	$47,105	$42,421	$40,771	$1,367,333
Special Mention	17,163	1,578	1,268	893	—	20,902
Substandard	3,986	4,696	2,831	726	—	12,239

Total	$522,808	$741,651	$51,204	$44,040	$40,771	$1,400,474

As of December 31, 2021
Grade:
Pass	$450,913	$690,916	$39,074	$79,379	$80,559	$1,340,841
Special Mention	20,904	1,583	1,278	1,111	—	24,876
Substandard	2,464	4,713	2,842	913	—	10,932

Total	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

The following table reflects an aging analysis of the loan portfolio by the time past due at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of March 31, 2022
Commercial and industrial	$400	$—	$193	$—	$522,215	$522,808
Real estate - other	322	—	—	—	741,329	741,651
Real estate - construction and land	—	—	—	—	51,204	51,204
SBA	—	—	—	549	43,491	44,040
Other	—	—	—	—	40,771	40,771

Total loans, gross	$722	$—	$193	$549	$1,399,010	$1,400,474

As of December 31, 2021
Commercial and industrial	$—	$2,597	$—	$—	$471,684	$474,281
Real estate - other	—	—	—	—	697,212	697,212
Real estate - construction and land	—	—	—	—	43,194	43,194
SBA	—	—	—	232	81,171	81,403
Other	—	—	—	—	80,559	80,559

Total loans, gross	$—	$2,597	$—	$232	$1,373,820	$1,376,649

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for credit losses as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of March 31, 2022
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$549	$—	$549
Loans collectively evaluated for impairment	522,808	741,651	51,204	43,491	40,771	1,399,925

Total gross loans	$522,808	$741,651	$51,204	$44,040	$40,771	$1,400,474

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$141	$—	$141
Loans collectively evaluated for impairment	8,876	5,080	783	142	10	14,891

Total allowance for loan losses	$8,876	$5,080	$783	$283	$10	$15,032

As of December 31, 2021
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$731	$—	$731
Loans collectively evaluated for impairment	474,281	697,212	43,194	80,672	80,559	1,375,918

Total gross loans	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$142	$—	$142
Loans collectively evaluated for impairment	8,552	4,524	681	167	15	13,939

Total allowance for loan losses	$8,552	$4,524	$681	$309	$15	$14,081

The following table reflects information related to impaired loans as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2022
With no related allowance recorded:
SBA	$57	$529	$—	$144	$—

With an allowance recorded:
SBA	$492	$492	$141	$495	$7

Total:
SBA	$549	$1,021	$141	$639	$7

As of December 31, 2021
With no related allowance recorded:
SBA	$232	$705	$—	$233	$14

With an allowance recorded:
SBA	$499	$499	$142	$477	$59

Total:
SBA	$731	$1,204	$142	$710	$73
The recorded investment in impaired loans in the table above excludes interest receivable and net deferred origination costs due to their immateriality.

The following table reflects the changes in, and allocation of, the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended March 31, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	323	556	102	(26)	(5)	950
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$8,876	$5,080	$783	$283	$10	$15,032

Three months ended
March 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	142	80	117	(29)	(10)	300
Charge-offs	—	—	—	—	—	—
Recoveries	166	—	—	—	—	166

Ending balance	$9,231	$3,957	$798	$575	$16	$14,577

Interest forgone on nonaccrual loans totaled $17,000 and $8,000 for the three months ended March 31, 2022 and 2021, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months ended March 31, 2022 and 2021, respectively.
Troubled Debt Restructurings
At March 31, 2022 and December 31, 2021, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of March 31, 2022 and December 31, 2021 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2022.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2022.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At March 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $384.3 million and $309.8 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $317.8 million and $218.9 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. As of March 31, 2022 and December 31, 2021, the PPPLF borrowing arrangement had an outstanding balance of $32.2 million and $56.4 million respectively.

The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At March 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $208.0 million and $162.0 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $184.1 million and $88.1 million, respectively. In December 2021, the Company secured a FHLB short term borrowing for $50.0 million at a fixed rate of 0.18%. This FHHLB short term borrowing was repaid in full at maturity and therefore had no outstanding balance at March 31, 2022.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $113.0 million. There were no borrowings outstanding under these arrangements at March 31, 2022 and December 31, 2021.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At March 31, 2022 and December 31, 2021, no borrowings were outstanding under this line of credit.
The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at March 31, 2022 and December 31, 2021.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At March 31, 2022 and December 31, 2021, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At March 31, 2022 and December 31, 2021, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At March 31, 2022 and December 31, 2021, the Company had outstanding unfunded commitments for loans of approximately $619.9 million and $620.0 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $430,000 and $380,000 at March 31, 2022 and December 31, 2021, respectively.
The outstanding unfunded commitments for loans at March 31, 2022 was comprised of fixed rate commitments of approximately $40.7 million and variable rate commitments of approximately $579.2 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of March 31, 2022.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:

Interest rate less than or equal to 4.00%	$20,414	$2,959	$8,647	$32,020
Interest rate between 4.00% and 5.00%	3,611	2,705	1,482	7,798
Interest rate greater than or equal to 5.00%	—	905	—	905

Total unfunded fixed rate loan commitments	$24,025	$6,569	$10,129	$40,723

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2022 and 2027, with certain leases containing either three, five, or seven year renewal options.
The following table reflects the quantitative information for the Company’s leases for the three months ended, and as of, March 31, 2022.

(Dollars in thousands)	March 31, 2022
Operating lease cost (cost resulting from lease payments)	$497
Operating lease - operating cash flows (fixed payments)	$621
Operating lease - ROU assets	$5,959
Operating lease - liabilities	$7,640
Weighted average lease term - operating leases	2.4 years
Weighted average discount rate - operating leases	1.94%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of March 31, 2022.

(Dollars in thousands)	March 31, 2022
2022	$1,820
2023	1,497
2024	1,456
2025	1,500
2026	1,435
Thereafter	357

Total undiscounted cash flows	8,065
Discount on cash flows	(425)

Total lease liability	$7,640

Rent expense included in premises and equipment expense totaled $497,000 and $531,000 for the three months ended March 31, 2022 and 2021, respectively.

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
At March 31, 2022, uninsured deposits at financial institutions were approximately $3.1 million. At December 31, 2021, uninsured deposits at financial institutions were approximately $11.0 million.
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

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 and December 31, 2021 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of March 31, 2022
Financial assets:
Cash and due from banks	$224,533	$224,533	$—	$—	$224,533
Investment securities:
Available for sale	53,985	—	53,985	—	53,985
Held to Maturity	117,779		103,385	8,951	112,336
Loans, net	1,387,876	—	—	1,373,026	1,373,026
Accrued interest receivable	5,564	—	790	4,774	5,564
Financial liabilities:
Deposits	$1,600,522	$1,469,873	$130,560	$—	$1,600,433
Other borrowings	32,166	—	—	32,166	32,166
Subordinated debt	54,063	—	—	55,077	55,077
Accrued interest payable	235	—	39	196	235

As of December 31, 2021
Financial assets:
Cash and due from banks	$470,456	$470,456	$—	$—	$470,456
Investment securities:
Available for sale	74,892	—	67,981	6,911	74,892
Held to Maturity	28,386		22,632	5,584	28,216
Loans, net	1,364,256		—	1,353,888	1,353,888
Accrued interest receivable	5,713	—	633	5,080	5,713
Financial liabilities:
Deposits	$1,680,138	$1,525,935	$154,146	$—	$1,680,081
Other borrowings	106,387	—	—	106,387	106,387
Subordinated debt	54,028	—	—	56,092	56,092
Accrued interest payable	859	—	42	817	859
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
The methods and assumptions used to estimate fair values are described as follows:
Cash and Due from banks - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
Investment Securities - Since quoted prices are generally not available for identical securities, fair values are calculated based on market prices of similar securities on similar dates, resulting in Level 2 classification. For securities where market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators, resulting in Level 3 classification.
FHLB, IBFC, PCBB Stock - It is not practical to determine the fair value of these correspondent bank stocks due to restrictions placed on their transferability.
Loans - Fair values of loans for March 31, 2022 and December 31, 2021 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

Impaired loans - Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans with specific allocations of the allowance for loan losses that are secured by real property is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The methods utilized to estimate the fair value of impaired loans do not necessarily represent an exit price.
Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest
checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in Level 1 classification. The carrying amounts of variable rate and fixed-term money market accounts approximate their fair values at the reporting date resulting in Level 1 classification. For time certificates of deposit, the estimated remaining cash flows were discounted, based on current rates for similar instruments in market, to determine the fair value (premium)/discount and accordingly are classified as Level 2.
FHLB Advances - FHLB Advances are included in Other Borrowings. Fair values for FHLB Advances are estimated using discounted cash flow analyses using interest rates offered at each reporting date by correspondent banks for advances with similar maturities resulting in Level 3 classification.
Paycheck Protection Program Liquidity Facility (PPPLF) - The fair value of PPPLF is estimated using a discounted cash flow based on the remaining contractual term and current rates at which similar advances would be obtained resulting in Level 3 classification.
Senior Notes - Fair values for senior notes are estimated using a discounted cash flow calculation based on current rates for similar types of debt which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within in the Level 3 classification.
Junior Subordinated Debt Securities - Fair values for subordinated debt are calculated based on its terms and were discounted to the date of the valuation to calculate the fair value on the debt. A market rate based on recent debt offering by peer bank was used to discount cash flow until reprice date and subsequently cash flow were discounted at Prime plus 2% for its security. These assumptions which may be unobservable, and considering recent trading activity of similar instruments in market which can be inactive and accordingly are classified within the Level 3 classification.
Accrued Interest Receivable - The carrying amounts of accrued interest receivable approximate fair value resulting in a Level 2 classification for accrued interest receivable on investment securities and a Level 3 classification for accrued interest receivable on loans since investment securities are generally classified using Level 2 inputs and loans are generally classified using Level 3 inputs.
Accrued Interest Payable - The carrying amounts of accrued interest payable approximate fair value resulting in a Level 2 classification, since accrued interest payable is from deposits that are generally classified using Level 2 inputs.
Off Balance Sheet Instruments - Fair values for
off-balance
sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2022
Investments available for sale:
Mortgage backed securities	$23,792	$—	$23,792	$—
Government agencies	29,700	—	29,700	—
Corporate bonds	493	—	493	—

Total assets measured at fair value on a recurring basis	$53,985	$—	$53,985	$—

As of December 31, 2021
Investments available for sale:
Mortgage backed securities	$29,948	$—	$29,948	$—
Government agencies	2,993	—	2,993	—
Corporate bonds	41,951	—	35,040	6,911

Total assets measured at fair value on a recurring basis	$74,892	$—	$67,981	$6,911

The following table reflects the changes in all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022.

(Dollars in thousands)	Corporate Securities
Balance at December 31, 2021	$6,911
Purchases	—
Transfers into Level 3	—
Transfers out of Level 3	(6,911)

Balance at March 31, 2022	$—

Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of March 31, 2022 and December 31, 2021.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of March 31, 2022
Impaired loans - SBA	$549	$—	$—	$549

Total assets measured at fair value on a non-recurring basis	$549	$—	$—	$549

As of December 31, 2021
Impaired loans - SBA	$731	$—	$—	$731

Total assets measured at fair value on a non-recurring basis	$731	$—	$—	$731

The fair value of impaired loans is based upon independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less selling costs, generally. Level 3 fair value measurement includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property and other business asset collateral where a specific reserve has been established or a charge-off
has been recorded. The unobservable inputs and qualitative information about the unobservable inputs are based on management’s best estimates of appropriate discounts in arriving at fair market value. Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, a change in either direction of actual loss rates would have a directionally opposite change in the calculation of the fair value of impaired loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at March 31, 2022 and December 31, 2021 and our results of operations for the three months ended March 31, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form
10-K
for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2022 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.
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
any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the
COVID-19
pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent Quarterly Reports on Form
10-Q
that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2022.
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

Overview
California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”). The Company has a full service branch in California located in Contra Costa County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.
Selected Financial Data
The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three months ended March 31, 2022 and 2021 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form
10-Q.
The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Income Statement Data:
Interest income	$15,924	$15,032
Interest expense	1,398	1,696

Net interest income	14,526	13,336
Provision for credit losses	950	300

Net interest income after provision for credit losses	13,576	13,036
Other income	2,534	921
Other expenses	10,916	10,080

Income before taxes	5,194	3,877
Income taxes	1,521	1,068

Net income	$3,673	$2,809

Per Share Data:
Basic earnings per share	$0.44	$0.34
Diluted earnings per share	$0.44	$0.34

Performance Measures:
Return on average assets	0.77%	0.59%
Return on average tangible equity (1)	10.20%	8.77%
Net interest margin	3.19%	2.94%
Efficiency ratio	63.99%	70.70%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Balance Sheet Data:
Assets	$1,859,595	$2,014,996
Loans, net	$1,387,876	$1,364,256
Deposits	$1,600,522	$1,680,138
Shareholders’ equity	$154,571	$150,754

Asset Quality Data:
Allowance for loan losses / gross loans	1.07%	1.02%
Allowance for loan losses / nonperforming loans	2738.07%	6069.40%
Nonperforming assets / total assets	0.03%	0.01%
Nonperforming loans / gross loans	0.04%	0.02%

Capital Adequacy Measures:
Tier I leverage ratio	7.84%	7.23%
Tier I risk-based capital ratio	8.49%	8.62%
Total risk-based capital ratio	12.49%	12.75%
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
Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form
10-K
and in Note 1 to our unaudited financial statements, which are included elsewhere in this Quarterly Report on
Form 10-Q.
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
non-GAAP
financial measures when making comparisons.

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Return on average tangible common equity:
Net income	$3,673	$2,809
Tangible equity:
Average equity	$153,540	$137,415
Average goodwill / core deposit intangible	7,508	7,550

Tangible equity	$146,032	$129,865

Return on average tangible common equity	10.20%	8.77%

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans:
Allowance for credit losses	$15,032	$14,081
Gross loans	1,400,474	1,376,649
Less: PPP loans	36,905	72,527

Gross loans, net of PPP loans	1,363,569	1,304,122

Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans	1.10%	1.08%

Results of Operations – Three Months Ended March 31, 2022 and 2021:
Overview
For the three months ended March 31, 2022, net income was $3.7 million compared to $2.8 million for the same period last year. The increase of $864,000, or 31%, was primarily attributable to an increase in net interest income of $1.2 million and an increase in non-interest
income of $1.6 million, partially offset by an increase in the provision for credit losses of $650,000, an increase in non-interest
expense of $836,000, and an increase in income tax expense of $453,000.
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
Net interest income for the three months ended March 31, 2022, was $14.5 million, an increase of $1.2 million, or 9% from $13.3 million for the same period in 2021. The increase in net interest income was primarily attributable to a more favorable mix of higher yielding earning assets combined with a reduction in the cost of total deposits offset, in part, by a reduction in the amortization of net fees received on PPP loans. Amortization of net fees received on PPP loans was $791,000 and $1.6 million for the first quarter of 2022 and 2021, respectively.
Average total interest-earning assets were $1.85 billion in the first quarter of 2022 compared to $1.84 billion for the same period during 2021. For the quarters ended March 31, 2022 and 2021, the yield on average earning assets increased 19 basis points to 3.50% from 3.31%. The yield on total average gross loans in the three months ended March 31, 2022 was 4.40%, representing an increase of 22 basis points compared to 4.18% in the same period one year earlier. For the three months ended March 31, 2022 and 2021, the yield on average investment securities increased 15 basis points to 2.82% from 2.67%.
For the three months ended March 31, 2022, growth in average deposits outpaced growth in average core loans when compared to the same period of 2021 as the Company worked to strengthen liquidity combined with PPP loans being forgiven by the SBA and being partially replaced with higher yielding commercial and real estate other loans. Average deposit balances for the three months ended March 31, 2022 grew $82.8 million, or 5%, from the quarter ended March 31, 2021, while average loans decreased $44.3 million, or 3%, for the same period. As a result, the average loan to deposit ratio for the first quarter of 2022 was 83.00% down from 90.21% for the first quarter of 2021.
Of the $82.8 million increase in average total deposit balances year over year, $51.4 million was attributable to noninterest-bearing deposits and $31.4 million was attributable to interest-bearing deposits. The cost of interest-bearing deposits was 0.36% during the quarter ended March 31, 2022 compared to 0.55% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 11 basis points to 0.20% in the first quarter of 2022 compared to 0.31% in the first quarter of 2021.
As a result, the net interest margin increased by 25 basis points to 3.19% for the three months ended March 31, 2022, compared to 2.94% for the three months ended March 31, 2021.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022			2021
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,371,187	4.40%	$14,886	$1,415,506	4.18%	$14,584
Federal funds sold	345,394	0.16%	136	369,223	0.10%	88
Investment securities	129,644	2.82%	902	54,708	2.67%	360

Total interest earning assets	1,846,225	3.50%	15,924	1,839,437	3.31%	15,032

Noninterest-earning assets:
Cash and due from banks	18,748			23,033
All other assets (2)	63,569			60,269

TOTAL	$1,928,542			$1,922,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$38,197	0.10%	$9	$34,512	0.13%	$11
Money market and savings	723,109	0.37%	665	644,740	0.61%	972
Time	149,293	0.36%	132	199,953	0.42%	208
Other	100,664	2.39%	592	192,803	1.06%	505

Total interest-bearing liabilities	1,011,263	0.56%	1,398	1,072,008	0.64%	1,696

Noninterest-bearing liabilities:
Demand deposits	741,414			689,965
Accrued expenses and other liabilities	22,325			23,351
Shareholders’ equity	153,540			137,415

TOTAL	$1,928,542			$1,922,739

Net interest income and margin (3)		3.19%	$14,526		2.94%	$13,336

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $318,000 and $1.2 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $14.1 million and $14.2 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2022 and 2021. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$(481)	$783	$302
Federal funds sold	(9)	57	48
Investment securities	521	21	542
Interest expense:
Deposits
Demand	1	(3)	(2)
Money market and savings	72	(379)	(307)
Time	(45)	(31)	(76)
Other borrowings	(542)	629	87

Net interest income	$545	$645	$1,190

Interest Income
Interest income increased by $892,000 in the first quarter of 2022 compared to the same period of 2021, primarily due to growth in the investment securities portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. Interest earned on our investment securities portfolio of $902,000 for the three months ended March 31, 2022 increased $542,000, or 611%, over $360,000 for the same period in the prior year. Interest earned on our loan portfolio of $14.9 million in the first quarter of 2022 represented an increase of $302,000, or 8%, compared to $14.6 million for the first quarter of 2021.
Interest Expense
Interest expense decreased by $298,000 in the first quarter of 2022 compared to the same period of 2021, primarily due to the effect of decreased rates paid on interest-bearing deposits and the decrease in outstanding borrowings due to a lower PPPLF term borrowing, partially offset by increased interest pertaining to junior subordinated debt securities. The average rate paid on interest-bearing liabilities in the first quarter of 2022 compared to the same period one year earlier decreased 8 basis points to 0.56% from 0.64%.
Provision for Credit Losses
The provision for credit losses increased to $950,000 for the first quarter of 2022 compared to $300,000 for the first quarter of 2021. Net loan recoveries in the first quarter of 2022 were $1,000 or 0.00% of gross loans, compared to net recoveries of $166,000, or 0.01% of gross loans, in the first quarter 2021. The allowance for credit losses as a percent of outstanding loans was 1.07% at March 31, 2022 and 1.02% at December 31, 2021. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.10% at March 31, 2021 compared to 1.08% at December 31, 2021 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). The increase in the reserve percentage was primarily due to growth in the core loan portfolio and our continued qualitative assessment of the general macroeconomic environment. See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and other fees	$889	$641	$248	39%
Gain on sale of loans	1,393	—	1,393	0%
Earnings on BOLI	165	162	3	2%
Other	87	118	(31)	-26%

Total noninterest income	$2,534	$921	$1,613	175%

Noninterest income increased by $1.6 million, or 175% in the first quarter of 2022, compared to the first quarter of 2021. The increase was primarily attributable to a gain of $1.4 million recognized on the sale of a portion of our solar loan portfolio.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$7,093	$6,367	$726	11%
Premises and equipment	1,302	1,197	105	9%
Professional fees	592	589	3	1%
Data processing	608	580	28	5%
Other	1,321	1,347	(26)	-2%

Total non-interest expense	$10,916	$10,080	$836	8%

Non-interest
expense was $10.9 million and $10.1 million for the three months ended March 31, 2022 and 2021. Excluding capitalized loan origination costs, non-interest
expense for the first quarter of 2022 was $11.9 million compared to $11.6 million for the first quarter of 2021, representing an increase of $307,000, or 3%.
Salaries and benefits for the first quarter of 2022 were $7.1 million, representing an increase of $726,000, or 11%, compared to $6.4 million for the first quarter of 2021. The increase in salaries and benefits expense was primarily due to a reduction in capitalized loan origination costs combined with an increase in salaries and benefits related to investments to support the continued growth of the business and the seasonal impact of higher payroll taxes.
Provision for Income Taxes
Income tax expense was $1.5 million for the first quarter of 2022 which compared to $1.1 million for the same period one year earlier. The effective tax rates for those time periods were 29.3% and 27.5%, respectively.

Financial Condition:
Overview
Total assets of the Company were $1.86 billion as of March 31, 2022 compared to $2.01 billion as of December 31, 2021. The decrease in total assets from year-end
was primarily due to decreased liquidity resulting from deposit outflows related to forgiveness of PPP loans combined with a reduction in PPPLF activity.
Loan Portfolio
Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $23.8 million or 2% from December 31, 2021 to March 31, 2022. During the first quarter of 2022, total gross loans grew primarily as a result of commercial and real estate other loans increasing by $48.5 million and $44.4 million, respectively, due to organic growth. Partially offsetting these increases within the total loan portfolio, SBA loans decreased by $37.4 million primarily due to PPP loan forgiveness and other loans decreased by $39.8 million as a result of the Company selling a portion of its residential solar loan portfolio.
The loan portfolio at March 31, 2022 was comprised of approximately 37% of commercial and industrial loans compared to 34% at December 31, 2021. In addition, commercial real estate loans comprised 57% of our loans at March 31, 2022 compared to 54% at December 31, 2021. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.
The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$522,808	474,281
Real estate - other	741,651	697,212
Real estate - construction and land	51,204	43,194
SBA	44,040	81,403
Other	40,771	80,559

Total loans, gross	1,400,474	1,376,649
Deferred loan origination costs, net	2,434	1,688
Allowance for credit losses	(15,032)	(14,081)

Total loans, net	$1,387,876	1,364,256

Commercial and industrial	37%	34%
Real estate - other	53%	51%
Real estate - construction and land	4%	3%
SBA	3%	6%
Other	3%	6%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of March 31, 2022. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$180,278	$178,821	$163,709	$—	$522,808
Real estate - other	26,885	260,396	444,977	9,393	741,651
Real estate - construction and land	36,781	11,069	3,354	—	51,204
SBA	535	38,345	3,251	1,909	44,040
Other	470	364	39,937	—	40,771

Total loans, gross	$244,949	$488,995	$655,228	$11,302	$1,400,474

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates	Total
Commercial and industrial	$210,901	$311,907	$522,808
Real estate - other	450,401	291,250	741,651
Real estate - construction and land	5,364	45,840	51,204
SBA	36,905	7,135	44,040
Other	40,263	508	40,771

Total loans, gross	$743,834	$656,640	$1,400,474

(1)	Excludes variable rate loans on floors
Nonperforming Assets
Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at March 31, 2022. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.
The CARES Act and the revised interagency guidance issued in April 2020, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)”, provided banks the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings (“TDRs”) for a limited time to account for the effects of
COVID-19.
As a result, the Company did not recognize eligible
COVID-19
loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a
COVID-19
loan modification. As of March 31, 2022, the Company had no loans remaining on a deferred status or that had a structure modification under the Cares Act guidelines. As of December 31, 2021, two loans totaling $3.5 million were on a deferred status or that had a structure modification under the Cares Act guidelines.

The following table presents information regarding the Company’s nonperforming and restructured loans as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$549	$232
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	549	232
Foreclosed assets	—	—

Total nonperforming assets	$549	$232

Performing TDR’s	$—	$—

Nonperforming loans / gross loans	0.04%	0.02%
Allowance for loan losses / nonperforming loans	2564.85%	6069.40%
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

The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended March 31, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	323	556	102	(26)	(5)	950
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$8,876	$5,080	$783	$283	$10	$15,032

Net recoveries (charge-offs) gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Three months ended March 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	142	80	117	(29)	(10)	300
Charge-offs	—	—	—	—	—	—
Recoveries	166	—	—	—	—	166

Ending balance	$9,231	$3,957	$798	$575	$16	$14,577

Net recoveries (charge-offs) gross loans	0.04%	0.00%	0.00%	0.00%	0.00%	0.01%
The provision for loan losses of $950,000 for the quarter ended March 31, 2022 was primarily the result of growth in our core loan portfolio along with continued qualitative assessments of the general macroeconomic environment, including the potential impact of
COVID-19
and regulatory sanctions imposed upon other countries.
Investment Portfolio
Our investment portfolio is comprised of debt securities. We use two classifications for our investment portfolio: available for sale and held to maturity. Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Securities not classified as held to maturity securities are classified as “investment securities available for sale” and reported at fair value.
During the first quarter of 2022, the Company
re-designated
certain securities previously classified as available for sale to the held to maturity classification. The securities re-designated
consisted of mortgage backed securities and government agencies with a total carrying value of $49.9 million at December 31, 2021. At the time of re-designation the securities included $281,000 of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a significant resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be readily changed to match changes in the loan and deposit portfolios. The majority of our investment portfolio is comprised of mortgage backed securities, government agency securities, and corporate bonds.

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At March 31, 2022:
Mortgage backed securities	$23,981	$91	$(280)	$23,792
Government agencies	29,730	25	(55)	29,700
Corporate bonds	427	66	—	493

Total available for sale securities	$54,138	$182	$(335)	$53,985

Mortgage backed securities	$71,857	$—	$(3,826)	$68,031
Government agencies	3,091	—	(352)	2,739
Corporate bonds	42,831	150	(1,415)	41,566

Total held to maturity securities	$117,779	$150	$(5,593)	$112,336

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Government agencies	—	—	—	—
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

Deposits
Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.
At March 31, 2022, approximately 47% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at March 31, 2022 were held in interest-bearing demand, savings and money market accounts and time deposits. More than 45% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at March 31, 2022, which provide our customers with interest and liquidity. Time deposits comprised the remaining 8% of our deposits at March 31, 2022.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At March 31, 2022:
Demand noninterest-bearing	$746,673	47%
Demand interest-bearing	36,419	2%
Money market and savings	686,781	43%
Time	130,649	8%

Total deposits	$1,600,522	100%

At December 31, 2021:
Demand noninterest-bearing	$771,205	46%
Demand interest-bearing	37,250	2%
Money market and savings	717,480	43%
Time	154,203	9%

Total deposits	$1,680,138	100%

Liquidity
Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20% of deposits were represented by the 10 largest depositors as of March 31, 2022. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance
sheet and
off-balance
liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.
Capital Resources
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance
sheet items as calculated under regulatory accounting policies. As of March 31, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2022, the capital conservation buffer was 3.98%.
At March 31, 2022, the Bank had a Tier 1 risk based capital ratio of 11.09%, a total capital to risk-weighted assets ratio of 11.98%, and a leverage ratio of 10.26%. At December 31, 2021, the Bank had a Tier 1 risk based capital ratio of 11.38%, a total capital to risk-weighted assets ratio of 12.25%, and a leverage ratio of 9.51%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2022 of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
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
Item 1A. Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form
10-K
for the year ended December 31, 2021, which we filed with the SEC on March 23, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

3.2	Amended and Restated Bylaws of California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

10.1	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Steven E. Shelton (incorporated by reference to Exhibit 10.1 of California BanCorp’s Form 8-K filed on May 2, 2022)

10.2	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Thomas A. Sa (incorporated by reference to Exhibit 10.2 of California BanCorp’s Form 8-K filed on May 2, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: May 12, 2022	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)