Form 10-Q
period 2022-06-30
California BanCorp
filed 2022-08-11
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Act).    YES  ☐    NO  ☒
Number of shares outstanding of the registrant’s common stock as of August 1, 2022: 8,321,545

CALIFORNIA BANCORP
INDEX TO QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	June 30, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$20,378	$4,539
Federal funds sold	138,057	465,917

Total cash and cash equivalents	158,435	470,456
Investment securities:
Available for sale, at fair value	53,613	74,892
Held to maturity, at amortized cost	111,696	28,386

Total investment securities	165,309	103,278
Loans, net of allowance for losses of $15,957 and $14,081 at June 30, 2022 and December 31, 2021, respectively	1,486,992	1,364,256
Premises and equipment, net	3,736	4,405
Bank owned life insurance (BOLI)	24,788	24,412
Goodwill and other intangible assets	7,493	7,513
Accrued interest receivable and other assets	38,599	40,676

Total assets	$1,885,352	$2,014,996

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$715,432	$771,205
Interest bearing	836,707	908,933

Total deposits	1,552,139	1,680,138
Other borrowings	100,000	106,387
Junior subordinated debt securities	54,097	54,028
Accrued interest payable and other liabilities	20,372	23,689

Total liabilities	1,726,608	1,864,242
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,317,161 and 8,264,300 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	110,289	109,473
Retained earnings	49,106	41,189
Accumulated other comprehensive income, net of taxes	(651)	92

Total shareholders’ equity	158,744	150,754

Total liabilities and shareholders’ equity	$1,885,352	$2,014,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans	$16,298	$14,703	$31,184	$29,287
Federal funds sold	280	84	416	172
Investment securities	1,128	392	2,030	752

Total interest income	17,706	15,179	33,630	30,211
Interest expense
Deposits	796	1,138	1,602	2,329
Borrowings and subordinated debt	687	455	1,279	960

Total interest expense	1,483	1,593	2,881	3,289
Net interest income	16,223	13,586	30,749	26,922
Provision for credit losses	925	(1,100)	1,875	(800)

Net interest income after provision for credit losses	15,298	14,686	28,874	27,722
Non-interest income
Service charges and other fees	1,134	638	2,023	1,279
Gain on the sale of loans	—	—	1,393	—
Other	260	318	512	598

Total non-interest income	1,394	956	3,928	1,877
Non-interest expense
Salaries and benefits	7,146	6,374	14,239	12,741
Premises and equipment	1,267	1,209	2,569	2,406
Professional fees	547	527	1,139	1,116
Data processing	599	484	1,207	1,064
Other	1,260	1,241	2,581	2,588

Total non-interest expense	10,819	9,835	21,735	19,915
Income before provision for income taxes	5,873	5,807	11,067	9,684
Provision for income taxes	1,629	1,645	3,150	2,713

Net income	$4,244	$4,162	$7,917	$6,971

Earnings per common share
Basic	$0.51	$0.51	$0.96	$0.85

Diluted	$0.51	$0.50	$0.94	$0.84

Average common shares outstanding	8,295,014	8,209,678	8,285,950	8,195,380

Average common and equivalent shares outstanding	8,395,701	8,295,278	8,393,776	8,275,510

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$4,244	$4,162	$7,917	$6,971
Other comprehensive income
Unrealized (losses) gains on securities available for sale, net	(777)	588	(782)	(155)
Unrealized losses on securities transferred from available for sale to held to maturity, net	—	—	(281)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	2	—	4	—
Tax effect	230	(174)	316	46

Total other comprehensive (loss) income	(545)	414	(743)	(109)

Total comprehensive income	$3,699	$4,576	$7,174	$6,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART I
(Dollars in thousands)

				Accumulated Other Comprehensive Income (Loss)

					Total Shareholders’ Equity
	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754
Stock awards issued and related compensation expense	11,513	494	—	—	494
Shares withheld to pay taxes on stock based compensation	(7,459)	(173)	—	—	(173)
Stock options exercised	4,200	55	—	—	55
Shares withheld to pay exercise price on stock options	(1,653)	(34)	—	—	(34)
Net income	—	—	3,673	—	3,673
Other comprehensive loss	—	—	—	(198)	(198)

Balance at March 31, 2022	8,270,901	$109,815	$44,862	$(106)	$154,571
Stock awards issued and related compensation expense	43,855	539	—	—	539
Shares withheld to pay taxes on stock based compensation	(3,153)	(65)	—	—	(65)
Stock options exercised	7,350	42	—	—	42
Shares withheld to pay exercise price on stock options	(1,792)	(42)	—	—	(42)
Net income	—	—	4,244	—	4,244
Other comprehensive loss	—	—	—	(545)	(545)

Balance at June 30, 2022	8,317,161	$110,289	$49,106	$(651)	$158,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART II
(Dollars in thousands)

				Accumulated Other Comprehensive Income (Loss)

					Total Shareholders’ Equity
	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	3,369	383	—	—	383
Stock options exercised	14,495	99	—	—	99
Net income	—	—	2,809	—	2,809
Other comprehensive loss	—	—	—	(523)	(523)

Balance at March 31, 2021	8,189,598	$108,430	$30,630	$118	$139,178
Stock awards issued and related compensation expense	28,562	234	—	—	234
Shares withheld to pay taxes on stock based compensation	(2,740)	(150)			(150)
Stock options exercised	21,770	48	—	—	48
Shares withheld to pay exercise price on stock options	(8,074)	(145)	—	—	(145)
Net income	—	—	4,162	—	4,162
Other comprehensive income	—	—	—	414	414

Balance at June 30, 2021	8,229,116	$108,417	$34,792	$532	$143,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,917	$6,971
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,875	(800)
Provision for deferred taxes	218	238
Depreciation	778	1,490
Deferred loan (costs) fees, net	(859)	1,215
Accretion on discount of purchased loans, net	(22)	(62)
Stock based compensation, net	795	467
Increase in cash surrender value of life insurance	(330)	(327)
Discount on retained portion of sold loans, net	(18)	(18)
Gain on sale of loans, net	(1,393)	—
(Increase) decrease in accrued interest receivable and other assets	2,226	(1,924)
Decrease in accrued interest payable and other liabilities	(2,880)	(684)

Net cash provided by operating activities	8,307	6,566

Cash flows from investing activities:
Purchase of investment securities	(78,780)	(12,245)
Proceeds from principal payments on investment securities	15,271	6,155
Proceeds from sale of loans	37,271	—
Net (decrease) increase in loans	(159,589)	16,378
Capital calls on low income tax credit investments	(437)	(549)
Redemption of Federal Home Loan Bank stock	455	—
Purchase of premises and equipment	(108)	(801)
Purchase of bank-owned life insurance policies	(46)	(40)

Net cash used for investing activities	(185,963)	8,898

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(127,999)	147,566
Paydown of long term borrowing, net	(56,387)	(189,043)
Paydown of short term and overnight borrowings, net	50,000	—
Proceeds from exercised stock options, net	21	2

Net cash provided by financing activities	(134,365)	(41,475)

Decrease in cash and cash equivalents	(312,021)	(26,011)
Cash and cash equivalents, beginning of period	470,456	418,517

Cash and cash equivalents, end of period	$158,435	$392,506

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$49,889	$—
Cash paid during the year for:
Interest	$3,007	$3,739
Income taxes	$2,003	$1,521
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Subsequent Events
Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC and concluded that no event required any adjustment to the balances presented.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at June 30, 2022 may be materially different from actual results due to the ongoing
COVID-19
pandemic and other qualitative factors.
Reclassifications
Certain prior balances in the unaudited consolidated financial statements may have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Business Impact of
COVID-19
The
COVID-19
pandemic caused a substantial disruption to the global economy, U.S. economy, and the economies in which the Company operates. While the spread of the
COVID-19
virus has minimally impacted the Company’s operations as of June 30, 2022, we continue to closely monitor ongoing developments and remain focused on our ability to navigate these challenging conditions and on maintaining the underlying strength and stability of our Company.
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
The Company completed an impairment analysis of goodwill as of June 30, 2022 and determined there was no impairment. As part of the Company’s qualitative assessment of goodwill impairment, management considered
COVID-19
and determined that it was no longer a triggering event given that its impact on the general economic environment and financial markets, including the Company’s market capitalization, has improved and stabilized and, as such, does not currently represent an indicator of impairment.
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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$4,244	$4,162	$7,917	$6,971
Weighted average basic common shares outstanding	8,295,014	8,209,678	8,285,950	8,195,380
Add: dilutive potential common shares	100,687	85,600	107,826	80,130

Weighted average diluted common shares outstanding	8,395,701	8,295,278	8,393,776	8,275,510
Basic earnings per share	$0.51	$0.51	$0.96	$0.85

Diluted earnings per share	$0.51	$0.50	$0.94	$0.84

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
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2022 and December 31, 2021.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2022:
Mortgage backed securities	$24,358	$48	$(654)	$23,752
Government agencies	29,755	—	(381)	29,374
Corporate bonds	428	59	—	487

Total available for sale securities	$54,541	$107	$(1,035)	$53,613

Mortgage backed securities	$63,912	$—	$(5,465)	$58,447
Government agencies	3,088	—	(482)	2,606
Corporate bonds	44,696	29	(1,997)	42,728

Total held to maturity securities	$111,696	$29	$(7,944)	$103,781

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Government agencies	—	—	—	—
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

The Company purchased 8 available for sale securities for $36.0 million and 11 held to maturity securities for $42.8 million during the six months ended June 30, 2022. The Company purchased 3 available for sale securities for $12.2 million and no held to maturity securities during the six months ended June 30, 2021. The Company did not sell any securities during the six months ended June 30, 2022 and June 30, 2021.
Net unrealized losses on available for sale investment securities totaling $928,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at June 30, 2022. Net unrealized gains on available for sale investment securities totaling $131,000 were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2021, respectively.
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
The following table summarizes securities with unrealized losses at June 30, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At June 30, 2022:
Mortgage backed securities	$20,887	$(654)	$—	$—	$20,887	$(654)
Government agencies	29,374	(381)	—	—	29,374	(381)
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$50,261	$(1,035)	$—	$—	$50,261	$(1,035)

Mortgage backed securities	$58,447	$(5,465)	$—	$—	$58,447	$(5,465)
Government agencies	2,606	(482)	—	—	2,606	(482)
Corporate bonds	35,425	(1,090)	4,092	(907)	39,517	(1,997)

Total held to maturity securities	$96,478	$(7,037)	$4,092	$(907)	$100,570	$(7,944)

At December 31, 2021:
Mortgage backed securities	$14,302	$(320)	$—	$—	$14,302	$(320)
Government agencies	2,993	(100)	—	—	2,993	(100)
Corporate bonds	15,233	(200)	4,732	(268)	19,965	(468)

Total available for sale securities	$32,528	$(620)	$4,732	$(268)	$37,260	$(888)

Mortgage backed securities	$22,632	$(140)	$—	$—	$22,632	$(140)
Government agencies	5,584	(30)	—	—	5,584	(30)
Corporate bonds	—	—	—	—	—	—

Total held to maturity securities	$28,216	$(170)	$—	$—	$28,216	$(170)

At June 30, 2022 the Company’s investment security portfolio consisted of 61 securities, 56 of which were in an unrealized loss position at quarter end. At December 31, 2021 the Company’s investment security portfolio consisted of 44 securities, 16 of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022 and December 31, 2021, respectively. As part of the Company’s assessment of other-than-temporary-impairment (OTTI), management considered the current impact of the
COVID-19
pandemic and determined that its impact on the general economic environment and financial markets has improved and stabilized and, as such, does not currently represent an indicator of impairment.

The following table summarizes the scheduled maturities of the Company’s investment securities as of June 30, 2022.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Less that one year	$—	$—	$—	$—
One to five years	41,822	41,195	23,651	23,016
Five to ten years	—	—	32,245	31,010
Beyond ten years	2,175	2,199	21,933	19,007
Securities not due at a single maturity date	10,544	10,219	33,867	30,748

Total investment securities	$54,541	$53,613	$111,696	$103,781

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
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of June 30, 2022 and December 31, 2021 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$589,562	474,281
Real estate - other	794,504	697,212
Real estate - construction and land	63,189	43,194
SBA	13,310	81,403
Other	39,814	80,559

Total loans, gross	1,500,379	1,376,649
Deferred loan origination costs, net	2,570	1,688
Allowance for credit losses	(15,957)	(14,081)

Total loans, net	$1,486,992	1,364,256

SBA loans include Paycheck Protection Program (“PPP”) loans funded under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the
COVID-19.
Of the $491.2 million in PPP loans funded by the Company as a result of the initial launch of the program in April 2020 and the re-launch
of the program in January 2021, approximately $483.4 million of those balances have been granted forgiveness by the SBA as of June 30, 2022. Outstanding PPP loans were $7.8 million and $72.5 million as of June 30, 2022 and December 31, 2021, respectively.

The following table reflects the loan portfolio allocated by management’s internal risk ratings at June 30, 2022 and December 31, 2021.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of June 30, 2022
Grade:
Pass	$572,866	$788,970	$60,282	$11,726	$39,814	$1,473,658
Special Mention	12,739	854	—	865	—	14,458
Substandard	3,957	4,680	2,907	719	—	12,263

Total	$589,562	$794,504	$63,189	$13,310	$39,814	$1,500,379

As of December 31, 2021
Grade:
Pass	$450,913	$690,916	$39,074	$79,379	$80,559	$1,340,841
Special Mention	20,904	1,583	1,278	1,111	—	24,876
Substandard	2,464	4,713	2,842	913	—	10,932

Total	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

The following table reflects an aging analysis of the loan portfolio by the time past due at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of June 30, 2022
Commercial and industrial	$161	$—	$—	$—	$589,401	$589,562
Real estate - other	—	—	—	—	794,504	794,504
Real estate - construction and land	—	—	—	—	63,189	63,189
SBA	—	—	—	549	12,761	13,310
Other	—	—	—	—	39,814	39,814

Total loans, gross	$161	$—	$—	$549	$1,499,669	$1,500,379

As of December 31, 2021
Commercial and industrial	$—	$2,597	$—	$—	$471,684	$474,281
Real estate - other	—	—	—	—	697,212	697,212
Real estate - construction and land	—	—	—	—	43,194	43,194
SBA	—	—	—	232	81,171	81,403
Other	—	—	—	—	80,559	80,559

Total loans, gross	$—	$2,597	$—	$232	$1,373,820	$1,376,649

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for credit losses as of June 30, 2022 and December 31, 2021.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
As of June 30, 2022
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$549	$—	$549
Loans collectively evaluated for impairment	589,562	794,504	63,189	12,761	39,814	1,499,830

Total gross loans	$589,562	$794,504	$63,189	$13,310	$39,814	$1,500,379

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$159	$—	$159
Loans collectively evaluated for impairment	9,526	5,243	907	114	8	15,798

Total allowance for loan losses	$9,526	$5,243	$907	$273	$8	$15,957

As of December 31, 2021
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$731	$—	$731
Loans collectively evaluated for impairment	474,281	697,212	43,194	80,672	80,559	1,375,918

Total gross loans	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$142	$—	$142
Loans collectively evaluated for impairment	8,552	4,524	681	167	15	13,939

Total allowance for loan losses	$8,552	$4,524	$681	$309	$15	$14,081

The following table reflects information related to impaired loans as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of June 30, 2022
With no related allowance recorded:
SBA	$57	$334	$—	$145	$—
With an allowance recorded:
SBA	$492	$492	$159	$495	$7
Total:
SBA	$549	$826	$159	$640	$7
As of December 31, 2021
With no related allowance recorded:
SBA	$232	$705	$—	$233	$14
With an allowance recorded:
SBA	$499	$499	$142	$477	$59
Total:
SBA	$731	$1,204	$142	$710	$73
The recorded investment in impaired loans in the table above excludes interest receivable and net deferred origination costs due to their immateriality.

The following tables reflect the changes in, and allocation of, the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended June 30, 2022
Beginning balance	$8,876	$5,080	$783	$283	$10	$15,032
Provision for loan losses	650	163	124	(10)	(2)	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Three months ended June 30, 2021
Beginning balance	$9,231	$3,957	$798	$575	$16	$14,577
Provision for loan losses	(1,139)	112	(101)	20	8	(1,100)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	41	—	—	—	—	41

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	-0.14%	0.00%	-0.02%
Six months ended June 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	973	719	226	(36)	(7)	1,875
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Six months ended June 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(997)	192	16	(9)	(2)	(800)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	207	—	—	—	—	207

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Net recoveries (charge-offs) / gross loans	0.05%	0.00%	0.00%	-0.14%	0.00%	-0.01%

Interest forgone on nonaccrual loans totaled $18,000 and $53,000 for the three months ended June 30, 2022 and 2021, respectively. Interest forgone on nonaccrual loans totaled $35,000 and $61,000 for the six months ended June 30, 2022 and 2021, respectively. There was no interest recognized on a cash-basis on impaired loans for the three months ended June 30, 2022 and 2021.
Troubled Debt Restructurings
At June 30, 2022 and December 31, 2021, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of June 30, 2022 and December 31, 2021 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three and six months ended June 30, 2022.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and six months ended June 30, 2022.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At June 30, 2022, amounts pledged and available borrowing capacity under such limits were approximately $412.9 million and $330.0 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $317.8 million and $218.9 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. The Company repaid the PPPLF borrowing in full during the second quarter of 2022 and therefore had no balance outstanding as of June 30, 2022. At December 31, 2021, the PPPLF borrowing arrangement had an outstanding balance of $56.4 million.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At June 30, 2022, amounts pledged and available borrowing capacity under such limits were approximately $355.9 million and $209.9 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $184.1 million and $88.1 million, respectively. In May 2022, the Company secured a FHLB short term borrowing for $50.0 million maturing on July 25, 2022 at a fixed rate of 1.17%. This FHLB short term borrowing had an outstanding balance of $50.0 million at June 30, 2022. In June 2022, the Company secured an additional FHLB short term borrowing for $50.0 million maturing on August 17, 2022 at a fixed rate of 1.98%. This FHLB short term borrowing had an outstanding balance of $50.0 million at June 30, 2022.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $113.0 million. There were no borrowings outstanding under these arrangements at June 30, 2022 and December 31, 2021.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At June 30, 2022 and December 31, 2021, no borrowings were outstanding under this line of credit.
The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at June 30, 2022 and December 31, 2021.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At June 30, 2022 and December 31, 2021, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.

The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At June 30, 2022 and December 31, 2021, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At June 30, 2022 and December 31, 2021, the Company had outstanding unfunded commitments for loans of approximately $618.7 million and $620.0 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $430,000 and $380,000 at June 30, 2022 and December 31, 2021, respectively.
The outstanding unfunded commitments for loans at June 30, 2022 was comprised of fixed rate commitments of approximately $39.9 million and variable rate commitments of approximately $578.8 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of June 30, 2022.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$18,620	$3,810	$6,246	$28,676
Interest rate between 4.00% and 5.00%	1,472	2,705	6,019	10,196
Interest rate greater than or equal to 5.00%	—	1,053	—	1,053

Total unfunded fixed rate loan commitments	$20,092	$7,568	$12,265	$39,925

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2022 and 2027, with certain leases containing either three, five, or seven year renewal options.
The following table reflects the quantitative information for the Company’s leases for the six months ended, and as of, June 30, 2022.

(Dollars in thousands)	June 30, 2022
Operating lease cost (cost resulting from lease payments)	$983
Operating lease - operating cash flows (fixed payments)	$1,246
Operating lease - ROU assets	$5,476
Operating lease - liabilities	$7,059
Weighted average lease term - operating leases	2.6 years
Weighted average discount rate - operating leases	2.95%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of June 30, 2022.

(Dollars in thousands)	June 30, 2022
2022	$1,195
2023	1,497
2024	1,456
2025	1,500
2026	1,435
Thereafter	357

Total undiscounted cash flows	7,440
Discount on cash flows	(381)

Total lease liability	$7,059

Rent expense included in premises and equipment expense totaled $486,000 and $526,000 for the three months ended June 30, 2022 and 2021, respectively. Rent expense included in premises and equipment expense totaled $983,000 and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
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
At June 30, 2022, uninsured deposits at financial institutions were approximately $3.6 million. At December 31, 2021, uninsured deposits at financial institutions were approximately $11.0 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2022 and December 31, 2021 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of June 30, 2022
Financial assets:
Cash and cash equivalents	$158,435	$158,435	$—	$—	$158,435
Investment securities:
Available for sale	53,613	—	53,613	—	53,613
Held to Maturity	111,696		94,915	8,866	103,781
Loans, net	1,486,992	—	—	1,449,817	1,449,817
Accrued interest receivable	5,805	—	885	4,920	5,805
Financial liabilities:
Deposits	$1,552,139	$1,387,098	$164,969	$—	$1,552,067
Other borrowings	100,000	—	—	100,000	100,000
Subordinated debt	54,097	—	—	53,104	53,104
Accrued interest payable	734	—	66	668	734
As of December 31, 2021
Financial assets:
Cash and cash equivalents	$470,456	$470,456	$—	$—	$470,456
Investment securities:
Available for sale	74,892	—	67,981	6,911	74,892
Held to Maturity	28,386		22,632	5,584	28,216
Loans, net	1,364,256		—	1,353,888	1,353,888
Accrued interest receivable	5,713	—	633	5,080	5,713
Financial liabilities:
Deposits	$1,680,138	$1,525,935	$154,146	$—	$1,680,081
Other borrowings	106,387	—	—	106,387	106,387
Subordinated debt	54,028	—	—	56,092	56,092
Accrued interest payable	859	—	42	817	859
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
Loans—Fair values of loans for June 30, 2022 and December 31, 2021 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations.

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

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2022
Investments available for sale:
Mortgage backed securities	$23,752	$—	$23,752	$—
Government agencies	29,374	—	29,374	—
Corporate bonds	487	—	487	—

Total assets measured at fair value on a recurring basis	$53,613	$—	$53,613	$—

As of December 31, 2021
Investments available for sale:
Mortgage backed securities	$29,948	$—	$29,948	$—
Government agencies	2,993	—	2,993	—
Corporate bonds	41,951	—	35,040	6,911

Total assets measured at fair value on a recurring basis	$74,892	$—	$67,981	$6,911

The following table reflects the changes in all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022.

(Dollars in thousands)	Corporate Securities
Balance at December 31, 2021	$6,911
Purchases	—
Transfers into Level 3	—
Transfers out of Level 3	(6,911)

Balance at June 30, 2022	$—

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
basis as of June 30, 2022 and December 31, 2021.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of June 30, 2022
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2022 and December 31, 2021 and our results of operations for the three and six months ended June 30, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form
10-K
for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2022 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.
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
any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the
COVID-19
pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent filings we may make with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2022.
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
Selected Financial Data
The following tables set forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2022 and 2021 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form
10-Q.
The Company’s historical results for any prior period are not necessarily indicative of future performance.

	Three months ended
	June 30,
(Dollars in thousands, except per share data)	2022	2021
Income Statement Data:
Interest income	$17,706	$15,179
Interest expense	1,483	1,593

Net interest income	16,223	13,586
Provision for credit losses	925	(1,100)

Net interest income after provision for credit losses	15,298	14,686
Other income	1,394	956
Other expenses	10,819	9,835

Income before taxes	5,873	5,807
Income taxes	1,629	1,645

Net income	$4,244	$4,162

Per Share Data:
Basic earnings per share	$0.51	$0.51
Diluted earnings per share	$0.51	$0.50
Performance Measures:
Return on average assets	0.91%	0.87%
Return on average tangible equity (1)	11.34%	12.42%
Net interest margin	3.65%	2.98%
Efficiency ratio	61.41%	67.63%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	Six months ended
	June 30,
(Dollars in thousands, except per share data)	2022	2021
Income Statement Data:
Interest income	$33,630	$30,211
Interest expense	2,881	3,289

Net interest income	30,749	26,922
Provision for credit losses	1,875	(800)

Net interest income after provision for credit losses	28,874	27,722
Other income	3,928	1,877
Other expenses	21,735	19,915

Income before taxes	11,067	9,684
Income taxes	3,150	2,713

Net income	$7,917	$6,971

Per Share Data:
Basic earnings per share	$0.96	$0.85
Diluted earnings per share	$0.94	$0.84
Performance Measures:
Return on average assets	0.84%	0.73%
Return on average tangible equity (1)	10.78%	10.59%
Net interest margin	3.42%	2.96%
Efficiency ratio	62.68%	69.15%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Balance Sheet Data:
Assets	$1,885,352	$2,014,996
Loans, net	$1,486,992	$1,364,256
Deposits	$1,552,139	$1,680,138
Shareholders’ equity	$158,744	$150,754
Asset Quality Data:
Allowance for loan losses / gross loans	1.06%	1.02%
Allowance for loan losses / nonperforming loans	2906.56%	6069.40%
Nonperforming assets / total assets	0.03%	0.01%
Nonperforming loans / gross loans	0.04%	0.02%
Capital Adequacy Measures:
Tier I leverage ratio	8.27%	7.23%
Tier I risk-based capital ratio	8.09%	8.62%
Total risk-based capital ratio	11.84%	12.75%

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
non-GAAP
financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP
financial measures when making comparisons.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average tangible common equity:
Net income	$4,244	$4,162	$7,917	$6,971
Tangible equity:
Average equity	$157,675	$141,919	$155,619	$140,251
Average goodwill / core deposit intangible	7,499	7,540	7,504	7,545

Tangible equity	$150,176	$134,379	$148,115	$132,706

Return on average tangible common equity	11.34%	12.42%	10.78%	10.59%

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans:
Allowance for credit losses	$15,957	$14,081
Gross loans	1,500,379	1,376,649
Less: PPP loans	7,843	72,527

Gross loans, net of PPP loans	1,492,536	1,304,122

Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans	1.07%	1.08%

Results of Operations – Three Months Ended June 30, 2022 and 2021:
Overview
For both the three months ended June 30, 2022 and June 30, 2021, net income was $4.2 million. Compared to the same period last year, net interest income increased by $2.6 million which was primarily offset by an increase in the provision for credit losses of $2.0 million. Additionally, non-interest
income increased by $438,000 and
non-interest
expense increased by $984,000.
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
Net interest income for the three months ended June 30, 2022, was $16.2 million, an increase of $2.6 million, or 19% from $13.6 million for the same period in 2021. The increase in net interest income was primarily attributable to a more favorable mix of higher yielding earning assets combined with a reduction in the cost of total deposits offset, in part, by a reduction in the amortization of net fees received on PPP loans. Amortization of net fees received on PPP loans was $667,000 and $1.7 million for the second quarter of 2022 and 2021, respectively.
Average total interest-earning assets were $1.78 billion in the second quarter of 2022 compared to $1.83 billion for the same period during 2021. For the quarter ended June 30, 2022, the yield on average earning assets increased 65 basis points to 3.98% from 3.33% for the quarter ended June 30, 2021. The yield on total average gross loans in the three months ended June 30, 2022 was 4.46%, representing an increase of 29 basis points compared to 4.17% in the same period one year earlier. For the three months ended June 30, 2022 and 2021, the yield on average investment securities decreased 5 basis points to 2.62% from 2.67%.
For the three months ended June 30, 2022, average loans increased $49.2 million, or 3%, from the quarter ended June 30, 2021 while average deposit balances decreased $40.4 million, or 3%, for the same period. As a result, the average loan to deposit ratio for the second quarter of 2022 was 93.46% compared to 88.05% for the second quarter of 2021.
Of the $49.2 million increase in average loan balances year over year, average commercial and real estate other loans increased by $150.6 million and $189.0 million, respectively, as a result of organic growth. These increases were partially offset by a decrease in average SBA loans of $291.3 million primarily due to PPP loan forgiveness.
Of the $40.4 million decrease in average total deposit balances year over year, $36.8 million was attributable to money market and savings accounts and $18.5 million was attributable to time deposits. These decreases were offset by an increase in total demand deposits of $14.9 million. The cost of interest-bearing deposits was 0.38% during the quarter ended June 30, 2022 compared to 0.52% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances decreased by 8 basis points to 0.20% in the second quarter of 2022 compared to 0.28% in the second quarter of 2021.
As a result, the net interest margin increased by 67 basis points to 3.65% for the three months ended June 30, 2022, compared to 2.98% for the three months ended June 30, 2021.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022			2021
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,464,922	4.46%	$16,298	$1,415,729	4.17%	$14,703
Federal funds sold	145,329	0.77%	280	355,457	0.09%	84
Investment securities	172,766	2.62%	1,128	58,794	2.67%	392

Total interest earning assets	1,783,017	3.98%	17,706	1,829,980	3.33%	15,179

Noninterest-earning assets:
Cash and due from banks	19,735			19,147
All other assets (2)	61,444			60,431

TOTAL	$1,864,196			$1,909,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$42,380	0.08%	$8	$33,861	0.12%	$10
Money market and savings	636,692	0.37%	582	673,460	0.55%	925
Time	153,859	0.54%	206	172,452	0.47%	203
Other	119,970	2.30%	687	139,458	1.31%	455

Total interest-bearing liabilities	952,901	0.62%	1,483	1,019,231	0.63%	1,593

Noninterest-bearing liabilities:
Demand deposits	734,481			728,074
Accrued expenses and other liabilities	19,139			20,334
Shareholders’ equity	157,675			141,919

TOTAL	$1,864,196			$1,909,558

Net interest income and margin (3)		3.65%	$16,223		2.98%	$13,586

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $83,000 and $1.2 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $15.0 million and $14.6 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2022 and 2021. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$547	$1,048	$1,595
Federal funds sold	(405)	601	196
Investment securities	744	(8)	736
Interest expense:
Deposits
Demand	2	(4)	(2)
Money market and savings	(34)	(309)	(343)
Time	(25)	28	3
Other borrowings	(112)	344	232

Net interest income	$1,055	$1,582	$2,637

Interest Income
Interest income increased by $2.5 million in the second quarter of 2022 compared to the same period of 2021, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at June 30, 2022 and June 30, 2021 was 4.75% and 3.25%, respectively. Interest earned on our loan portfolio of $16.3 million in the second quarter of 2022 represented an increase of $1.6 million, or 11%, compared to $14.7 million for the second quarter of 2021.
Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on our investment securities portfolio of $1.1 million for the three months ended June 30, 2022 increased $736,000, or 188%, over $392,000 for the same period in the prior year.
Interest Expense
Interest expense decreased by $110,000 in the second quarter of 2022 compared to the same period of 2021, primarily due to the effect of decreased rates paid on interest-bearing deposits and a decrease in outstanding borrowings due to a lower PPPLF term borrowing, partially offset by increased interest pertaining to junior subordinated debt securities. The average rate paid on interest-bearing liabilities in the second quarter of 2022 compared to the same period one year earlier decreased 1 basis point to 0.62% from 0.63%.
Provision for Credit Losses
The provision for credit losses increased to $925,000 for the second quarter of 2022 compared to a release of reserves of $1.1 million for the second quarter of 2021. The Company had no loan charge-offs or recoveries during the second quarter of 2022 compared to net loan charge-offs of $237,000, or 0.02% of gross loans, in the same period of 2021. The allowance for credit losses as a percent of outstanding loans was 1.06% at June 30, 2022 and 1.02% at December 31, 2021. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.07% at June 30,

2021 compared to 1.08% at December 31, 2021 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.
Noninterest Income
The following table reflects the major components of the Company’s noninterest income for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and other fees	$1,134	$638	$496	78%
Earnings on BOLI	165	163	2	1%
Other	95	155	(60)	-39%

Total noninterest income	$1,394	$956	$438	46%

Noninterest income increased by $438,000, or 46% in the second quarter of 2022, compared to the second quarter of 2021. The increase was primarily the result of an increase in service charges and other fee income.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$7,146	$6,374	$772	12%
Premises and equipment	1,267	1,209	58	5%
Professional fees	547	527	20	4%
Data processing	599	484	115	24%
Other	1,260	1,241	19	2%

Total non-interest expense	$10,819	$9,835	$984	10%

Non-interest
expense was $10.8 million and $9.8 million for the three months ended June 30, 2022 and 2021, respectively. Excluding capitalized loan origination costs, non-interest
expense for the second quarter of 2022 was $11.9 million compared to $11.1 million for the second quarter of 2021, representing an increase of $840,000, or 8%.
Salaries and benefits for the second quarter of 2022 were $7.1 million, representing an increase of $772,000, or 12%, compared to $6.4 million for the second quarter of 2021. The increase in salaries and benefits expense was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.
For the three months ended June 30, 2022 and 2021, the Company’s efficiency ratio, the ratio of non-interest
expense to revenues, was 61.41% and 67.63%, respectively.

Provision for Income Taxes
Income tax expense was $1.6 million for both the second quarter of 2022 and the same period in prior year. The effective tax rates for those time periods were 27.7% and 28.3%, respectively.
Results of Operations – Six Months Ended June 30, 2022 and 2021:
Overview
For the six months ended June 30, 2022 and June 30, 2021, net income was $7.9 million and $7.0 million, respectively. The increase of $946,000, or 14%, was primarily attributable to an increase in net interest income increased by $3.8 million and an increase in non-interest
income of $2.1 million, partially offset by an increase in the provision for credit losses of $2.7 million, an increase in non-interest
expense of $1.8 million and an increase in income tax expense of $437,000.
Net Interest Income and Margin
Net interest income for the six months ended June 30, 2022, was $30.7 million, an increase of $3.8 million, or 14% from $26.9 million for the same period in 2021. The increase in net interest income was primarily attributable to a more favorable mix of higher yielding earning assets combined with a reduction in the cost of total deposits offset, in part, by a reduction in the amortization of net fees received on PPP loans. Amortization of net fees received on PPP loans was $1.5 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.
Average total interest-earning assets were $1.81 billion in the six months ended of 2022 compared to $1.84 billion for the same period during 2021. For the six months ended June 30, 2022, the yield on average earning assets increased 42 basis points to 3.74% from 3.32% for the six months ended June 30, 2021. The yield on total average gross loans in the six months ended June 30, 2022 was 4.43%, representing an increase of 26 basis points compared to 4.17% in the same period one year earlier. For the six months ended June 30, 2022 and 2021, the yield on average investment securities increased 5 basis points to 2.71% from 2.66%.
For the six months ended June 30, 2022, average loans increased $2.7 million from the six months ended June 30, 2021 while average deposit balances increased $21.1 million for the same period. As a result, the average loan to deposit ratio for the six months ended of 2022 was 88.12% compared to 89.12% for the six months ended of 2021.
Of the $2.7 million increase in average loan balances year over year, average commercial, real estate other and construction and land loans increased by $104.8 million, $167.5 million and $8.2 million, respectively, as a result of organic growth. Additionally, average purchased solar loans increased by $10.0 million. These increases were primarily offset by a decrease in lower yielding average SBA loans of $287.0 million as a result of PPP loan forgiveness.
Of the $21.1 million increase in average total deposit balances year over year, $28.9 million was attributable to an increase in noninterest-bearing demand deposits, a $20.5 million increase in money market and savings accounts and a $6.1 million increase in interest-bearing demand deposit accounts. These increases were partially offset by a decrease in time deposits of $34.4 million. The cost of interest-bearing deposits was 0.37% during the six months ended June 30, 2022 compared to 0.53% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 10 basis points to 0.20% in the six months ended of 2022 compared to 0.30% in the six months ended of 2021.
As a result of the more favorable mix of higher yielding earning assets combined with a lower cost of deposits, the net interest margin increased by 46 basis points to 3.42% for the six months ended June 30, 2022, compared to 2.96% for the six months ended June 30, 2021.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022			2021
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,418,314	4.43%	$31,184	$1,415,618	4.17%	$29,287
Federal funds sold	244,809	0.34%	416	362,301	0.10%	172
Investment securities	151,324	2.71%	2,030	57,109	2.66%	752

Total interest earning assets	1,814,447	3.74%	33,630	1,835,028	3.32%	30,211

Noninterest-earning assets:
Cash and due from banks	19,244			20,978
All other assets (2)	62,500			60,719

TOTAL	$1,896,191			$1,916,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$40,300	0.09%	17	$34,185	0.12%	$21
Money market and savings	679,662	0.37%	1,247	659,180	0.58%	1,897
Time	151,588	0.45%	338	186,021	0.45%	411
Other	110,370	2.34%	1,279	165,957	1.17%	960

Total interest-bearing liabilities	981,920	0.59%	2,881	1,045,343	0.63%	3,289

Noninterest-bearing liabilities:
Demand deposits	737,928			709,022
Accrued expenses and other liabilities	20,724			22,109
Shareholders’ equity	155,619			140,251

TOTAL	$1,896,191			$1,916,725

Net interest income and margin (3)		3.42%	$30,749		2.96%	$26,922

(1)
Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $402,000 and $2.3 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $14.6 million and $14.4 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2022 and 2021. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$59	$1,838	$1,897
Federal funds sold	(200)	444	244
Investment securities	1,264	14	1,278
Interest expense:
Deposits
Demand	3	(7)	(4)
Money market and savings	38	(688)	(650)
Time	(77)	4	(73)
Other borrowings	(644)	963	319

Net interest income	$1,803	$2,024	$3,827

Interest Income
Interest income increased by $3.4 million in the six months ended June 30, 2022 compared to the same period of 2021, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at June 30, 2022 and June 30, 2021 was 4.75% and 3.25%, respectively. Interest earned on our loan portfolio of $31.2 million in the six months ended June 30, 2022 represented an increase of $1.9 million, or 6%, compared to $29.3 million for the same period in 2021.
Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on our investment securities portfolio of $2.0 million for the six months ended June 30, 2022 increased $1.3 million, or 170%, over $752,000 for the same period in the prior year.
Interest Expense
Interest expense decreased by $408,000 in the six months ended June 30, 2022 compared to the same period of 2021, primarily due to the effect of decreased rates paid on interest-bearing deposits and a decrease in outstanding borrowings due to a lower PPPLF term borrowing, partially offset by increased interest pertaining to junior subordinated debt securities. The average rate paid on interest-bearing liabilities in the six months ended of 2022 compared to the same period one year earlier decreased 4 basis points to 0.59% from 0.63%.
Provision for Credit Losses
The provision for credit losses increased to $1.9 million for the six months ended of 2022 compared to a release of reserves of $800,000 for the six months ended of 2021. The Company had net recoveries of $1,000 during the six months ended of 2022 compared to net loan charge-offs of $71,000, or 0.02% of gross loans, in the same period of 2021. The allowance for credit losses as a percent of outstanding loans was 1.06% at June 30, 2022 and 1.02% at December 31, 2021. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.07% at June 30, 2022 compared to 1.08% at December 31, 2021 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP
Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.

Noninterest Income
The following table reflects the major components of the Company’s noninterest income for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and other fees	$2,023	$1,279	$744	58%
Gain on sale of SBA loans	1,393	—	1,393	100%
Earnings on BOLI	330	325	5	2%
Other	182	273	(91)	-33%

Total noninterest income	$3,928	$1,877	$2,051	109%

Noninterest income increased by $2.1 million, or 109%, in the six months ended June 30, 2022, compared to the six months ended of 2021. The increase was primarily attributable to a gain of $1.4 million recognized on the sale of a portion of our solar loan portfolio and an increase of $744,000 pertaining to service charges and other fees.
Noninterest Expense
The following table reflects the major components of the Company’s noninterest expense for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$14,239	$12,741	$1,498	12%
Premises and equipment	2,569	2,406	163	7%
Professional fees	1,139	1,116	23	2%
Data processing	1,207	1,064	143	13%
Other	2,581	2,588	(7)	0%

Total non-interest expense	$21,735	$19,915	$1,820	9%

Non-interest
expense was $21.7 million and $19.9 million for the six months ended June 30, 2022 and 2021, respectively. Excluding capitalized loan origination costs, non-interest
expense for the six months ended June 30, 2022 was $23.8 million compared to $22.6 million for the six months ended June 30, 2021, representing an increase of $1.1 million, or 5%.
Salaries and benefits for the six months ended June 30, 2022 were $14.2 million, representing an increase of $1.5 million, or 12%, compared to $12.7 million for the six months ended June 30, 2021. The increase in salaries and benefits expense was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.
For the six months ended June 30, 2022 and 2021, the Company’s efficiency ratio, the ratio of non-interest
expense to revenues, was 62.68% and 69.15%, respectively.

Provision for Income Taxes
Income tax expense was $3.2 million and $2.7 million for the six months ended June 30, 2022 and 2021. The effective tax rates for those time periods were 28.5% and 28.0%, respectively.
Financial Condition:
Overview
Total assets of the Company were $1.89 billion as of June 30, 2022 compared to $2.01 billion as of December 31, 2021. The decrease in total assets from year-end
was primarily due to decreased liquidity resulting from deposit outflows related to forgiveness of PPP loans combined with an increase in outstanding loan balances.
Loan Portfolio
Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $123.7 million, or 9%, from December 31, 2021 to June 30, 2022 primarily due to organic growth in the commercial and industrial and real estate other loan portfolios, partially offset by a reduction in SBA loans due to PPP loan forgiveness and a reduction in the other loan portfolio as a result of the Company selling a portion of its residential solar loan portfolio.
The loan portfolio at June 30, 2022 was comprised of approximately 39% of commercial and industrial loans compared to 34% at December 31, 2021. In addition, commercial real estate loans comprised 57% of our loans at June 30, 2022 compared to 54% at December 31, 2021. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.
The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$589,562	474,281
Real estate - other	794,504	697,212
Real estate - construction and land	63,189	43,194
SBA	13,310	81,403
Other	39,814	80,559

Total loans, gross	1,500,379	1,376,649
Deferred loan origination costs, net	2,570	1,688
Allowance for credit losses	(15,957)	(14,081)

Total loans, net	$1,486,992	1,364,256

Commercial and industrial	39%	34%
Real estate - other	53%	51%
Real estate - construction and land	4%	3%
SBA	1%	6%
Other	3%	6%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of June 30, 2022. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One	Over Five
	Due in	Year But	Years But
	One Year	Less Than	Less Than	Over
(Dollars in thousands)	Or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial and industrial	$224,160	$203,563	$161,839	$—	$589,562
Real estate - other	24,351	322,308	438,455	9,390	794,504
Real estate - construction and land	45,942	12,843	4,404	—	63,189
SBA	73	8,950	2,956	1,331	13,310
Other	1,074	354	38,386	—	39,814

Total loans, gross	$295,600	$548,018	$646,040	$10,721	$1,500,379

	Loans With
	Fixed	Variable
(Dollars in thousands)	Rates (1)	Rates	Total
Commercial and industrial	$211,935	$377,627	$589,562
Real estate - other	511,585	282,919	794,504
Real estate - construction and land	5,658	57,531	63,189
SBA	7,843	5,467	13,310
Other	38,693	1,121	39,814

Total loans, gross	$775,714	$724,665	$1,500,379

(1) Excludes variable rate loans on floors
Nonperforming Assets
Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at June 30, 2022. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.
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
As a result, the Company did not recognize eligible
COVID-19
loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a
COVID-19
loan modification. As of June 30, 2022, the Company had no loans remaining on a deferred status or that had a structure modification under the Cares Act guidelines. As of December 31, 2021, two loans totaling $3.5 million were on a deferred status or that had a structure modification under the Cares Act guidelines.

The following table presents information regarding the Company’s nonperforming and restructured loans as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans	$549	$232
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	549	232
Foreclosed assets	—	—

Total nonperforming assets	$549	$232

Performing TDR’s	$—	$—

Nonperforming loans / gross loans	0.04%	0.02%
Allowance for loan losses / nonperforming loans	2906.56%	6069.40%
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

The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended June 30, 2022
Beginning balance	$8,876	$5,080	$783	$283	$10	$15,032
Provision for loan losses	650	163	124	(10)	(2)	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Three months ended June 30, 2021
Beginning balance	$9,231	$3,957	$798	$575	$16	$14,577
Provision for loan losses	(1,139)	112	(101)	20	8	(1,100)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	41	—	—	—	—	41

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	-0.14%	0.00%	-0.02%
Six months ended June 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	973	719	226	(36)	(7)	1,875
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Six months ended June 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(997)	192	16	(9)	(2)	(800)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	207	—	—	—	—	207

Ending balance	$8,133	$4,069	$697	$317	$24	$13,240

Net recoveries (charge-offs) / gross loans	0.05%	0.00%	0.00%	-0.14%	0.00%	-0.01%

The provision for loan losses of $925,000 and $1.9 million for the quarter and six months ended June 30, 2022, respectively, were primarily the result of growth in our core loan portfolio along with continued qualitative assessments of the general macroeconomic environment, including the potential impact of
COVID-19
and regulatory sanctions imposed upon other countries.
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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of June 30, 2022 and December 31, 2021.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
At June 30, 2022:
Mortgage backed securities	$24,358	$48	$(654)	$23,752
Government agencies	29,755	—	(381)	29,374
Corporate bonds	428	59	—	487

Total available for sale securities	$54,541	$107	$(1,035)	$53,613

Mortgage backed securities	$63,912	$—	$(5,465)	$58,447
Government agencies	3,088	—	(482)	2,606
Corporate bonds	44,696	29	(1,997)	42,728

Total held to maturity securities	$111,696	$29	$(7,944)	$103,781

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Government agencies	—	—	—	—
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

Deposits
Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.
At June 30, 2022, approximately 46% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at June 30, 2022 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 43% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at June 30, 2022, which provide our customers with interest and liquidity. Time deposits comprised the remaining 11% of our deposits at June 30, 2022.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At June 30, 2022:
Demand noninterest-bearing	$715,432	46%
Demand interest-bearing	45,511	3%
Money market and savings	626,156	40%
Time	165,040	11%

Total deposits	$1,552,139	100%

At December 31, 2021:
Demand noninterest-bearing	$771,205	46%
Demand interest-bearing	37,250	2%
Money market and savings	717,480	43%
Time	154,203	9%

Total deposits	$1,680,138	100%

Liquidity
Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20% of deposits were represented by the 10 largest depositors as of June 30, 2022. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance
sheet and
off-balance
liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.
Capital Resources
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance
sheet items as calculated under regulatory accounting policies. As of June 30, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2022, the capital conservation buffer was 3.40%.
At June 30, 2022, the Bank had a Tier 1 risk based capital ratio of 10.53%, a total capital to risk-weighted assets ratio of 11.39%, and a leverage ratio of 10.75%. At December 31, 2021, the Bank had a Tier 1 risk based capital ratio of 11.38%, a total capital to risk-weighted assets ratio of 12.25%, and a leverage ratio of 9.51%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2022 of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
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
Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
On August 9, 2022, the Bank entered into an employment agreement with Scott Myers (the “Employment Agreement”), pursuant to which he will continue to serve as Senior Executive Vice President and Chief Lending Officer. The Employment Agreement has a three year term, which will automatically extend for additional one year terms unless either party declines to extend. The Employment Agreement provides that Mr. Myers will receive an annual base salary of $290,600 (which is subject to annual review by the Compensation Committee of the Bank), and will be eligible for an annual bonus pursuant to an executive incentive plan to be developed each year by the Bank’s Board of Directors. Mr. Myers is also entitled to an automobile allowance of $900 per month plus reimbursement in an amount not to exceed $750 per month for club dues and expenses. If the Bank terminates Mr. Myers’ employment without cause or he terminates his employment for good reason (as defined in the Employment Agreement), subject to his providing a release of claims in favor of the Bank, Mr. Myers will receive a lump sum payment equal to one-half
of the sum of his annual base salary plus the average of his three most recent annual bonuses in addition to monthly payments in amounts equal to the cost of his COBRA premiums for up to 12 months. Following a change in control of the Company, in the event Mr. Myers is terminated without cause or terminates his employment for good reason, he will instead be entitled to a lump sum payment equal to his annual base salary plus the average of his three most recent annual bonuses, the COBRA benefits described above and accelerated vesting of his restricted stock and stock options.
The Bank and Mr. Myers have also entered into an Executive Supplemental Compensation Agreement (the “ESC Agreement”) providing for an annual projected target benefit of $60,000, payable monthly for a period of ten years, generally commencing upon separation from service. This benefit is subject to vesting based on continued service, with full vesting if he is terminated or quits for good reason (as defined in the agreement) in connection with a change of control. The Bank and Mr. Myers have also entered into a split-dollar agreement (the “Split-Dollar Agreement”) that shares the proceeds of bank owned life insurance previously purchased on his life such that if he should he die while employed, his named beneficiaries would receive a specified sum or the net amount at risk, whichever is smaller.

The foregoing descriptions of the Employment Agreement, ESC Agreement and Split-Dollar Agreement are not intended to be complete and are qualified in their entirety by reference to the Employment Agreement, ESC Agreement and Split-Dollar Agreement, copies of which are attached as Exhibits 10.3, 10.4 and 10.5, respectively, to this report.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

3.2	Amended and Restated Bylaws of California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

10.1	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Steven E. Shelton (incorporated by reference to Exhibit 10.1 of California BanCorp’s Form 8-K filed on May 2, 2022)

10.2	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Thomas A. Sa (incorporated by reference to Exhibit 10.2 of California BanCorp’s Form 8-K filed on May 2, 2022)

10.3	Employment Agreement, dated as of August 9, 2022, by and between California Bank of Commerce and Scott Myers

10.4	Form of Executive Supplemental Compensation Agreement by and between California Bank of Commerce and each of Scott Myers, Thomas M. Dorrance, Vivian Mui and Michele Wirfel

10.5	Split-Dollar Agreement by and between California Bank of Commerce and Scott Myers

10.6	Employment Agreement, dated as of March 10, 2016, by and between California Bank of Commerce and Thomas M. Dorrance

10.7	Amendment No. 1 to Employment Agreement, dated as of June 19, 2018, by and between California Bank of Commerce and Thomas M. Dorrance

10.8	Employment Agreement, dated as of July 1, 2019, by and between California Bank of Commerce and Vivian Mui

10.9	Employment Agreement, dated as of June 19, 2018, by and between California Bank of Commerce and Michele Wirfel

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

Exhibit Number	Description of Exhibit

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: August 11, 2022	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)