Form 10-Q
period 2022-09-30
California BanCorp
filed 2022-11-10
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Act).    YES  ☐    NO  ☒
Number of shares outstanding of the registrant’s common stock as of November 1, 2022: 8,328,613

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	September 30,	December 31,
	2022	2021
ASSETS:
Cash and due from banks	$24,709	$4,539
Federal funds sold	216,345	465,917

Total cash and cash equivalents	241,054	470,456
Investment securities:
Available for sale, at fair value	47,359	74,892
Held to maturity, at amortized cost	110,172	28,386

Total investment securities	157,531	103,278
Loans, net of allowance for losses of $16,555 and $14,081 at September 30, 2022 and December 31, 2021, respectively	1,573,248	1,364,256
Premises and equipment, net	3,382	4,405
Bank owned life insurance (BOLI)	24,955	24,412
Goodwill and other intangible assets	7,483	7,513
Accrued interest receivable and other assets	40,848	40,676

Total assets	$2,048,501	$2,014,996

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$758,716	$771,205
Interest bearing	950,362	908,933

Total deposits	1,709,078	1,680,138
Other borrowings	100,000	106,387
Junior subordinated debt securities	54,117	54,028
Accrued interest payable and other liabilities	21,248	23,689

Total liabilities	1,884,443	1,864,242
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,327,781 and 8,264,300 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	110,786	109,473
Retained earnings	54,628	41,189
Accumulated other comprehensive income, net of taxes	(1,356)	92

Total shareholders’ equity	164,058	150,754

Total liabilities and shareholders’ equity	$2,048,501	$2,014,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans	$19,084	$14,870	$50,268	$44,157
Federal funds sold	867	199	1,283	371
Investment securities	1,217	470	3,247	1,222

Total interest income	21,168	15,539	54,798	45,750
Interest expense
Deposits	1,672	1,152	3,274	3,481
Borrowings and subordinated debt	1,133	546	2,412	1,506

Total interest expense	2,805	1,698	5,686	4,987
Net interest income	18,363	13,841	49,112	40,763
Provision for credit losses	800	300	2,675	(500)

Net interest income after provision for credit losses	17,563	13,541	46,437	41,263
Non-interest income
Service charges and other fees	1,237	905	3,260	2,184
Gain on the sale of loans	—	—	1,393	—
Other	247	397	759	995

Total non-interest income	1,484	1,302	5,412	3,179
Non-interest expense
Salaries and benefits	7,415	6,920	21,654	19,661
Premises and equipment	1,275	1,372	3,844	3,778
Professional fees	524	334	1,662	1,450
Data processing	744	540	1,951	1,604
Other	1,259	1,347	3,841	3,935

Total non-interest expense	11,217	10,513	32,952	30,428
Income before provision for income taxes	7,830	4,330	18,897	14,014
Provision for income taxes	2,308	1,114	5,458	3,827

Net income	$5,522	$3,216	$13,439	$10,187

Earnings per common share
Basic	$0.66	$0.39	$1.62	$1.24

Diluted	$0.66	$0.39	$1.60	$1.23

Average common shares outstanding	8,322,529	8,244,154	8,298,269	8,211,907

Average common and equivalent shares outstanding	8,405,669	8,310,799	8,394,439	8,283,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$5,522	$3,216	$13,439	$10,187
Other comprehensive income
Unrealized losses on securities available for sale, net	(1,006)	(440)	(1,788)	(595)
Unrealized losses on securities transferred from available for sale to held to maturity, net	—	—	(281)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	2	—	6	—
Tax effect	299	130	615	176

Total other comprehensive loss	(705)	(310)	(1,448)	(419)

Total comprehensive income	$4,817	$2,906	$11,991	$9,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART I
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754
Stock awards issued and related compensation expense	11,513	494	—	—	494
Shares withheld to pay taxes on stock based compensation	(7,459)	(173)	—	—	(173)
Stock options exercised	4,200	55	—	—	55
Shares withheld to pay exercise price on stock options	(1,653)	(34)	—	—	(34)
Net income	—	—	3,673	—	3,673
Other comprehensive loss	—	—	—	(198)	(198)

Balance at March 31, 2022	8,270,901	$109,815	$44,862	$(106)	$154,571
Stock awards issued and related compensation expense	43,855	539	—	—	539
Shares withheld to pay taxes on stock based compensation	(3,153)	(65)	—	—	(65)
Stock options exercised	7,350	42	—	—	42
Shares withheld to pay exercise price on stock options	(1,792)	(42)	—	—	(42)
Net income	—	—	4,244	—	4,244
Other comprehensive loss	—	—	—	(545)	(545)

Balance at June 30, 2022	8,317,161	$110,289	$49,106	$(651)	$158,744

Stock awards issued and related compensation expense	14,314	586	—	—	586
Shares withheld to pay taxes on stock based compensation	(3,694)	(89)	—	—	(89)
Net income	—	—	5,522	—	5,522
Other comprehensive loss	—	—	—	(705)	(705)

Balance at September 30, 2022	8,327,781	$110,786	$54,628	$(1,356)	$164,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART II
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	3,369	383	—	—	383
Stock options exercised	14,495	99	—	—	99
Net income	—	—	2,809	—	2,809
Other comprehensive loss	—	—	—	(523)	(523)

Balance at March 31, 2021	8,189,598	$108,430	$30,630	$118	$139,178
Stock awards issued and related compensation expense	28,562	234	—	—	234
Shares withheld to pay taxes on stock based compensation	(2,740)	(150)			(150)
Stock options exercised	21,770	48	—	—	48
Shares withheld to pay exercise price on stock options	(8,074)	(145)	—	—	(145)
Net income	—	—	4,162	—	4,162
Other comprehensive income	—	—	—	414	414

Balance at June 30, 2021	8,229,116	$108,417	$34,792	$532	$143,741

Stock awards issued and related compensation expense	30,053	723	—	—	723
Shares withheld to pay taxes on	—
stock based compensation	(10,056)	(82)			(82)
Stock options exercised	3,750	—	—	—	—
Shares withheld to pay exercise price on stock options	(2,754)	(49)	—	—	(49)
Net income	—	—	3,216	—	3,216
Other comprehensive loss	—	—	—	(310)	(310)

Balance at September 30, 2021	8,250,109	$109,009	$38,008	$222	$147,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$13,439	$10,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,675	(500)
Provision for deferred taxes	(1,383)	(1,851)
Depreciation	1,168	1,166
Deferred loan costs, net	(182)	(152)
Accretion on discount of purchased loans, net	(32)	(85)
Stock based compensation, net	1,292	1,108
Increase in cash surrender value of life insurance	(497)	(487)
Discount on retained portion of sold loans, net	(27)	(26)
Gain on sale of loans, net	(1,393)	—
Increase in accrued interest receivable and other assets	1,986	1,050
(Increase) decrease in accrued interest payable and other liabilities	(1,894)	321

Net cash provided by operating activities	15,152	10,731

Cash flows from investing activities:
Purchase of investment securities	(78,780)	(36,548)
Proceeds from principal payments on investment securities	21,859	8,848
Proceeds from sale (purchase) of loans	37,271	(20,008)
Net (increase) decrease in loans	(247,304)	87,092
Capital calls on low income tax credit investments	(438)	(565)
Redemption (purchase) of Federal Home Loan Bank stock	455	(1,344)
Purchase of premises and equipment	(145)	(165)
Purchase of bank-owned life insurance policies	(46)	(42)

Net cash (used for) provided by investing activities	(267,128)	37,268

Cash flows from financing activities:
Net increase in customer deposits	28,940	209,848
Paydown of long term borrowing, net	(56,387)	(109,507)
Proceeds from short term and overnight borrowings, net	50,000	—
Proceeds from issuance of subordinated debt, net	—	34,240
Proceeds from exercised stock options, net	21	(47)

Net cash provided by financing activities	22,574	134,534

(Decrease) increase in cash and cash equivalents	(229,402)	182,533
Cash and cash equivalents, beginning of period	470,456	418,517

Cash and cash equivalents, end of period	$241,054	$601,050

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$49,889	$—
Cash paid during the year for:
Interest	$6,089	$5,490
Income taxes	$5,303	$4,684
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Organization
California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”), which offers a broad range of commercial banking services to closely held businesses and professionals located throughout Northern California. The Bank has a full service branch located in Contra Costa County and 4 loan production offices located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Subsequent Events
Management has reviewed all events through the date the unaudited consolidated financial statements were filed with the SEC and concluded that no event required any adjustment to the balances presented.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at September 30, 2022 may be materially different from actual results due to the ongoing
COVID-19
pandemic and other qualitative factors.
Reclassifications
Certain prior balances in the unaudited consolidated financial statements may have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

Business Impact of
COVID-19
The
COVID-19
pandemic caused a substantial disruption to the global economy, U.S. economy, and the economies in which the Company operates. While the spread of the
COVID-19
virus has minimally impacted the Company’s operations as of September 30, 2022, we continue to closely monitor ongoing developments and remain focused on our ability to navigate these challenging conditions and on maintaining the underlying strength and stability of our Company.
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
The Company completed an impairment analysis of goodwill as of September 30, 2022 and determined there was no impairment. As part of the Company’s qualitative assessment of goodwill impairment, management considered
COVID-19
and determined that it was no longer a triggering event given that its impact on the general economic environment and financial markets, including the Company’s market capitalization, has improved and stabilized and, as such, does not currently represent an indicator of impairment.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$5,522	$3,216	$13,439	$10,187
Weighted average basic common shares outstanding	8,322,529	8,244,154	8,298,269	8,211,907
Add: dilutive potential common shares	83,140	66,645	96,170	71,776

Weighted average diluted common shares outstanding	8,405,669	8,310,799	8,394,439	8,283,683
Basic earnings per share	$0.66	$0.39	$1.62	$1.24

Diluted earnings per share	$0.66	$0.39	$1.60	$1.23

New Financial Accounting Standards
In
March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU
2022-02, Financial
Instruments—Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance and related disclosures for Troubled Debt Restructurings (TDRs) by creditors in Subtopic
310-40, Receivables—Troubled
Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic
326-20, Financial
Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU
2019-12”)
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

2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At September 30, 2022:
Mortgage backed securities	$19,080	$21	$(933)	$18,168
Government agencies	29,782	—	(1,068)	28,714
Corporate bonds	429	48	—	477

Total available for sale securities	$49,291	$69	$(2,001)	$47,359

Mortgage backed securities	$62,525	$—	$(8,245)	$54,280
Government agencies	3,087	—	(677)	2,410
Corporate bonds	44,560	31	(3,577)	41,014

Total held to maturity securities	$110,172	$31	$(12,499)	$97,704

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Government agencies	—	—	—	—
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

The Company purchased 8 available for sale securities for $36.0 million and 11 held to maturity securities for $42.8 million during the nine months ended September 30, 2022. The Company purchased 9 available for sale securities for $36.5 million and no held to maturity securities during the nine months ended September 30, 2021. The Company did not sell any securities during the nine months ended September 30, 2022 and September 30, 2021.
Net unrealized losses on available for sale investment securities totaling $1.9 million were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at September 30, 2022. Net unrealized gains on available for sale investment securities totaling $131,000 were recorded, net of deferred tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2021.
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

The following table summarizes securities with unrealized losses at September 30, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2022:
Mortgage backed securities	$11,221	$(541)	$—	$—	$11,221	$(541)
Government agencies	28,714	(1,068)	4,434	(392)	33,148	(1,460)
Corporate bonds	—	—	—	—	—	—

Total available for sale securities	$39,935	$(1,609)	$4,434	$(392)	$44,369	$(2,001)

Mortgage backed securities	$51,717	$(7,767)	$2,563	$(478)	$54,280	$(8,245)
Government agencies	—	—	2,410	(677)	2,410	(677)
Corporate bonds	20,046	(1,258)	17,748	(2,319)	37,794	(3,577)

Total held to maturity securities	$71,763	$(9,025)	$22,721	$(3,474)	$94,484	$(12,499)

At December 31, 2021:
Mortgage backed securities	$14,302	$(320)	$—	$—	$14,302	$(320)
Government agencies	2,993	(100)	—	—	2,993	(100)
Corporate bonds	15,233	(200)	4,732	(268)	19,965	(468)

Total available for sale securities	$32,528	$(620)	$4,732	$(268)	$37,260	$(888)

Mortgage backed securities	$22,632	$(140)	$—	$—	$22,632	$(140)
Government agencies	5,584	(30)	—	—	5,584	(30)
Corporate bonds	—	—	—	—	—	—

Total held to maturity securities	$28,216	$(170)	$—	$—	$28,216	$(170)

At September 30, 2022 the Company’s investment security portfolio consisted of 60 securities, 55 of which were in an unrealized loss position at quarter end. At December 31, 2021 the Company’s investment security portfolio consisted of 44 securities, 16 of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022 and December 31, 2021, respectively.
The following table summarizes the scheduled maturities of the Company’s investment securities as of September 30, 2022.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less that one year	$—	$—	$2,521	$2,478
One to five years	34,810	33,645	21,080	20,377
Five to ten years	2,141	2,100	32,139	30,049
Beyond ten years	2,512	2,477	21,606	16,811
Securities not due at a single maturity date	9,828	9,137	32,826	27,989

Total investment securities	$49,291	$47,359	$110,172	$97,704

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
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of September 30, 2022 and December 31, 2021 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$643,131	474,281
Real estate - other	824,867	697,212
Real estate - construction and land	71,523	43,194
SBA	8,565	81,403
Other	39,815	80,559

Total loans, gross	1,587,901	1,376,649
Deferred loan origination costs, net	1,902	1,688
Allowance for credit losses	(16,555)	(14,081)

Total loans, net	$1,573,248	1,364,256

SBA loans include Paycheck Protection Program (“PPP”) loans funded under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of the
COVID-19.
Of the $491.2 million in PPP loans funded by the Company as a result of the initial launch of the program in April 2020 and the re-launch
of the program in January 2021, approximately $487.4 million of those balances have been granted forgiveness by the SBA as of September 30, 2022. Outstanding PPP loans were $3.8 million and $72.5 million as of September 30, 2022 and December 31, 2021, respectively.
The following table reflects the loan portfolio allocated by management’s internal risk ratings at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of September 30, 2022
Grade:
Pass	$619,363	$816,546	$69,813	$7,488	$39,815	$1,553,025
Special Mention	20,438	3,658	—	503	—	24,599
Substandard	3,330	4,663	1,710	574	—	10,277

Total	$643,131	$824,867	$71,523	$8,565	$39,815	$1,587,901

As of December 31, 2021
Grade:
Pass	$450,913	$690,916	$39,074	$79,379	$80,559	$1,340,841
Special Mention	20,904	1,583	1,278	1,111	—	24,876
Substandard	2,464	4,713	2,842	913	—	10,932

Total	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

The following
table reflects an aging analysis of the loan portfolio by the time past due at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of September 30, 2022
Commercial and industrial	$524	$—	$161	$—	$642,446	$643,131
Real estate - other	4,060	—	—	—	820,807	824,867
Real estate - construction and land	—	—	—	—	71,523	71,523
SBA	—	—	—	182	8,383	8,565
Other	—	—	—	—	39,815	39,815

Total loans, gross	$4,584	$—	$161	$182	$1,582,974	$1,587,901

As of December 31, 2021
Commercial and industrial	$—	$2,597	$—	$—	$471,684	$474,281
Real estate - other	—	—	—	—	697,212	697,212
Real estate - construction and land	—	—	—	—	43,194	43,194
SBA	—	—	—	232	81,171	81,403
Other	—	—	—	—	80,559	80,559

Total loans, gross	$—	$2,597	$—	$232	$1,373,820	$1,376,649

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for credit losses as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of September 30, 2022
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$182	$—	$182
Loans collectively evaluated for impairment	643,131	824,867	71,523	8,383	39,815	1,587,719

Total gross loans	$643,131	$824,867	$71,523	$8,565	$39,815	$1,587,901

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,225	5,173	997	128	32	16,555

Total allowance for loan losses	$10,225	$5,173	$997	$128	$32	$16,555

As of December 31, 2021
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$731	$—	$731
Loans collectively evaluated for impairment	474,281	697,212	43,194	80,672	80,559	1,375,918

Total gross loans	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$142	$—	$142
Loans collectively evaluated for impairment	8,552	4,524	681	167	15	13,939

Total allowance for loan losses	$8,552	$4,524	$681	$309	$15	$14,081

The following table reflects information related to impaired loans as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of September 30, 2022
With no related allowance recorded:
SBA	$182	$580	$—	$207	$—
With an allowance recorded:
SBA	$—	$—	$—	$249	$—
Total:
SBA	$182	$580	$—	$457	$—
As of December 31, 2021
With no related allowance recorded:
SBA	$232	$705	$—	$233	$14
With an allowance recorded:
SBA	$499	$499	$142	$477	$59
Total:
SBA	$731	$1,204	$142	$710	$73
The recorded investment in impaired loans in the table above excludes interest receivable and net deferred origination costs due to their immateriality.

The following tables reflect the changes in, and allocation of, the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended September 30, 2022
Beginning balance	$9,526	$5,243	$907	$273	$8	$15,957
Provision for loan losses	699	(70)	90	57	24	800
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	—	—	—	—	—	—

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%
Three months ended September 30, 2021
Beginning balance	$8,133	$4,069	$697	$317	$24	$13,240
Provision for loan losses	45	324	(22)	(44)	(3)	300
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%
Nine months ended September 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	1,672	649	316	21	17	2,675
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	1	—	—	—	—	1

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%
Nine months ended September 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(952)	516	(6)	(53)	(5)	(500)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	238	—	—	—	—	238

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Net recoveries (charge-offs) / gross loans	0.06%	0.00%	0.00%	-0.26%	0.00%	0.00%

Interest forgone on nonaccrual loans totaled $25,000 and $31,000 for the three months ended September 30, 2022 and 2021, respectively. Interest forgone on nonaccrual loans totaled $60,000 and $84,000 for the nine months ended September 30, 2022 and 2021, respectively. There was no interest recognized on a cash-basis on impaired loans for the three and nine months ended September 30, 2022 and 2021, respectively.
Troubled Debt Restructurings
At September 30, 2022 and December 31, 2021, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of September 30, 2022 and December 31, 2021 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the three and nine months ended September 30, 2022.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and nine months ended September 30, 2022.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At September 30, 2022, amounts pledged and available borrowing capacity under such limits were approximately $436.6 million and $346.0 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $317.8 million and $218.9 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. The Company repaid the PPPLF borrowing in full during the second quarter of 2022 and therefore had no balance outstanding as of September 30, 2022. At December 31, 2021, the PPPLF borrowing arrangement had an outstanding balance of $56.4 million.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At September 30, 2022, amounts pledged and available borrowing capacity under such limits were approximately $362.6 million and $211.6 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $184.1 million and $88.1 million, respectively. In May 2022, the Company secured a FHLB short term borrowing for $50.0 million which matured during the third quarter of 2022. In August 2022, the Company secured a FHLB short term borrowing for $50.0 million maturing on October 17, 2022 at a fixed rate of 2.68%. This FHLB short term borrowing had an outstanding balance of $50.0 million at September 30, 2022. In September 2022, the Company secured an additional FHLB short term borrowing for $50.0 million maturing on October 26, 2022 at a fixed rate of 3.25%. This FHLB short term borrowing had an outstanding balance of $50.0 million at September 30, 2022.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $123.0 million. There were no borrowings outstanding under these arrangements at September 30, 2022 and December 31, 2021.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At September 30, 2022 and December 31, 2021, no borrowings were outstanding under this line of credit.
The Company entered into a three year borrowing arrangement with a correspondent bank on March 20, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at September 30, 2022 and December 31, 2021.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At September 30, 2022 and December 31, 2021, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.

The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At September 30, 2022 and December 31, 2021, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
5. COMMITMENTS AND CONTINGENT LIABILITIES
Financial Instruments with
Off-Balance
Sheet Risk
The Company is a party to financial instruments with
off-balance
sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans included on the balance sheet.
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
At September 30, 2022 and December 31, 2021, the Company had outstanding unfunded commitments for loans of approximately $626.8 million and $620.0 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $430,000 and $380,000 at September 30, 2022 and December 31, 2021, respectively.
The outstanding unfunded commitments for loans at September 30, 2022 was comprised of fixed rate commitments of approximately $42.0 million and variable rate commitments of approximately $584.8 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of September 30, 2022.

		Over One
	Due in	Year But
	One Year	Less Than	Over
(Dollars in thousands)	Or Less	Five Years	Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$20,982	$3,751	$4,973	$29,706
Interest rate between 4.00% and 5.00%	1,108	9,188	719	11,015
Interest rate greater than or equal to 5.00%	—	1,254	—	1,254

Total unfunded fixed rate loan commitments	$22,090	$14,193	$5,692	$41,975

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2022 and 2027, with certain leases containing either three, five, or seven year renewal options.
The following table reflects the quantitative information for the Company’s leases for the nine months ended, and as of, September 30, 2022.

September 30,
(Dollars in thousands)	2022
Operating lease cost (cost resulting from lease payments)	$1,452
Operating lease - operating cash flows (fixed payments)	$1,844
Operating lease - ROU assets	$5,015
Operating lease - liabilities	$6,502
Weighted average lease term—operating leases	2.3 years
Weighted average discount rate—operating leases	3.76%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of September 30, 2022.

September 30,
(Dollars in thousands)	2022
2022	$597
2023	1,497
2024	1,456
2025	1,500
2026	1,435
Thereafter	357

Total undiscounted cash flows	6,842
Discount on cash flows	(340)

Total lease liability	$6,502

Rent expense included in premises and equipment expense totaled $469,000 and $521,000 for the three months ended September 30, 2022 and 2021, respectively. Rent expense included in premises and equipment expense totaled $1.5 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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
At September 30, 2022, uninsured deposits at financial institutions were approximately $2.1 million. At December 31, 2021, uninsured deposits at financial institutions were approximately $11.0 million.

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

The carrying
amounts and estimated fair values of financial instruments at September 30, 2022 and December 31, 2021 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2022
Financial assets:
Cash and cash equivalents	$241,054	$241,054	$—	$—	$241,054
Investment securities:
Available for sale	47,359	—	47,359	—	47,359
Held to Maturity	110,172		89,069	8,635	97,704
Loans, net	1,573,248	—	—	1,524,759	1,524,759
Accrued interest receivable	6,628	—	851	5,777	6,628
Financial liabilities:
Deposits	$1,709,078	$1,391,143	$318,310	$—	$1,709,453
Other borrowings	100,000	—	—	100,000	100,000
Subordinated debt	54,117	—	—	51,564	51,564
Accrued interest payable	457	—	355	102	457
As of December 31, 2021
Financial assets:
Cash and cash equivalents	$470,456	$470,456	$—	$—	$470,456
Investment securities:
Available for sale	74,892	—	67,981	6,911	74,892
Held to Maturity	28,386		22,632	5,584	28,216
Loans, net	1,364,256		—	1,353,888	1,353,888
Accrued interest receivable	5,713	—	633	5,080	5,713
Financial liabilities:
Deposits	$1,680,138	$1,525,935	$154,146	$—	$1,680,081
Other borrowings	106,387	—	—	106,387	106,387
Subordinated debt	54,028	—	—	56,092	56,092
Accrued interest payable	859	—	42	817	859
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
Loans - Fair values of loans for September 30, 2022 and December 31, 2021 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. The fair values of loans are classified as Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2022
Investments available for sale:
Mortgage backed securities	$18,168	$—	$18,168	$—
Government agencies	28,714	—	28,714	—
Corporate bonds	477	—	477	—

Total assets measured at fair value on a recurring basis	$47,359	$—	$47,359	$—

As of December 31, 2021
Investments available for sale:
Mortgage backed securities	$29,948	$—	$29,948	$—
Government agencies	2,993	—	2,993	—
Corporate bonds	41,951	—	35,040	6,911

Total assets measured at fair value on a recurring basis	$74,892	$—	$67,981	$6,911

The following table reflects the changes in all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022.

(Dollars in thousands)	Corporate Securities
Balance at December 31, 2021	$6,911
Purchases	—
Transfers into Level 3	—
Transfers out of Level 3	(6,911)

Balance at September 30, 2022	$—

Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of September 30, 2022 and December 31, 2021.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of September 30, 2022
Impaired loans - SBA	$182	$—	$—	$182

Total assets measured at fair value on a non-recurring basis	$182	$—	$—	$182

As of December 31, 2021
Impaired loans - SBA	$731	$—	$—	$731

Total assets measured at fair value on a non-recurring basis	$731	$—	$—	$731

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2022 and December 31, 2021 and our results of operations for the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

Forward Looking Statements

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding future events, such as our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, and our future plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; the impacts of inflation; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Many of the foregoing risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent filings we may make with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2022.

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

The following tables reflect the details of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans:
Allowance for credit losses	$16,555	$14,081
Gross loans	1,587,901	1,376,649
Less: PPP loans	3,797	72,527

Gross loans, net of PPP loans	1,584,104	1,304,122

Allowance for credit losses as a percentage of outstanding loans, excluding PPP loans	1.05%	1.08%

Results of Operations – Three Months Ended September 30, 2022 and 2021:

Overview

For the three months ended September 30, 2022 and September 30, 2021, net income was $5.5 million and $3.2 million, respectively, representing an increase of $2.3 million, or 72%. Compared to the same period last year, net interest income increased by $4.5 million and non-interest income increased by $182,000, which was offset by an increase in the provision for credit losses of $500,000, an increase in non-interest expense of $704,000 and an increase in the provision for income taxes of $1.2 million.

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

Net interest income for the three months ended September 30, 2022, was $18.4 million, an increase of $4.5 million, or 33% from $13.8 million for the same period in 2021. The increase in net interest income was primarily attributable to the rising interest rate environment combined with a more favorable mix of higher yielding earning assets offset, in part, by an increase in the cost of total deposits and a reduction in the amortization of net fees received on PPP loans. Amortization of net fees received on PPP loans was $278,000 and $1.6 million for the third quarter of 2022 and 2021, respectively.

Average total interest-earning assets were $1.85 billion in the third quarter of 2022 compared to $1.91 billion for the same period during 2021. For the quarter ended September 30, 2022, the yield on average earning assets increased 132 basis points to 4.54% from 3.22% for the quarter ended September 30, 2021. The yield on total average gross loans in the three months ended September 30, 2022 was 4.97%, representing an increase of 49 basis points compared to 4.48% in the same period one year earlier. For the three months ended September 30, 2022 and 2021, the yield on average investment securities increased 12 basis points to 2.95% from 2.83%.

For the three months ended September 30, 2022, average loans increased $207.4 million, or 16%, from the quarter ended September 30, 2021 while average deposit balances decreased $126.4 million, or 7%, for the same period. As a result, the average loan to deposit ratio for the third quarter of 2022 was 95.69% compared to 76.58% for the third quarter of 2021.

Of the $207.4 million increase in average loan balances year over year, average commercial and real estate other loans increased by $165.6 million and $177.3 million, respectively, as a result of organic growth. These increases were partially offset by a decrease in average SBA loans of $142.6 million primarily due to PPP loan forgiveness.

Of the $126.4 million decrease in average total deposit balances year over year, $135.7 million was attributable to money market and savings accounts and $37.2 million was attributable to total demand deposits. These decreases were offset by an increase in time deposits of $43.2 million and an increase in interest-bearing demand deposits of $3.3 million. The cost of interest-bearing deposits was 0.78% during the quarter ended September 30, 2022 compared to 0.49% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances increased by 15 basis points to 0.42% in the third quarter of 2022 compared to 0.27% in the third quarter of 2021.

As a result, the net interest margin increased by 107 basis points to 3.94% for the three months ended September 30, 2022, compared to 2.87% for the three months ended September 30, 2021.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022			2021
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,523,442	4.97%	$19,084	$1,316,080	4.48%	$14,870
Federal funds sold	162,314	2.12%	867	530,806	0.15%	199
Investment securities	163,486	2.95%	1,217	65,811	2.83%	470

Total interest earning assets	1,849,242	4.54%	21,168	1,912,697	3.22%	15,539

Noninterest-earning assets:
Cash and due from banks	20,153			18,627
All other assets (2)	60,832			54,570

TOTAL	$1,930,227			$1,985,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$40,044	0.08%	$8	$36,696	0.09%	$8
Money market and savings	600,100	0.62%	938	735,785	0.52%	961
Time	213,001	1.35%	726	169,849	0.43%	183
Other	154,101	2.92%	1,133	102,287	2.12%	546

Total interest-bearing liabilities	1,007,246	1.10%	2,805	1,044,617	0.64%	1,698

Noninterest-bearing liabilities:
Demand deposits	738,951			776,195
Accrued expenses and other liabilities	21,094			18,719
Shareholders’ equity	162,936			146,363

TOTAL	$1,930,227			$1,985,894

Net interest income and margin (3)		3.94%	$18,363		2.87%	$13,841

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $100,000 and $1.0 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $16.0 million and $13.3 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2022 and 2021. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,598	$1,616	$4,214
Federal funds sold	(1,968)	2,636	668
Investment securities	727	20	747
Interest expense:
Deposits
Demand	1	(1)	—
Money market and savings	(212)	189	(23)
Time	147	396	543
Other borrowings	381	206	587

Net interest income	$1,040	$3,482	$4,522

Interest Income

Interest income increased by $5.6 million in the third quarter of 2022 compared to the same period of 2021, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at September 30, 2022 and September 30, 2021 was 6.25% and 3.25%, respectively. Interest earned on our loan portfolio of $19.1 million in the third quarter of 2022 represented an increase of $4.2 million, or 28%, compared to $14.9 million for the third quarter of 2021.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on our investment securities portfolio of $1.2 million for the three months ended September 30, 2022 increased $747,000, or 159%, over $470,000 for the same period in the prior year.

Interest Expense

Interest expense increased by $1.1 million in the third quarter of 2022 compared to the same period of 2021, primarily due to the effect of increased rates paid on interest-bearing deposits and other borrowings. The average rate paid on interest-bearing liabilities in the third quarter of 2022 compared to the same period one year earlier increased 46 basis point to 1.1% from 0.64%.

Provision for Credit Losses

The provision for credit losses increased to $800,000 for the third quarter of 2022 compared to $300,000 for the third quarter of 2021. The increase in the provision for credit losses was primarily attributable to the growth of the loan portfolio. The Company had net loan charge-offs of $202,000, or 0.01% of gross loans, during the third quarter of 2022 compared to net loan recoveries of $31,000, or 0.00% of gross loans, in the same period of 2021. The allowance for credit losses as a percent of outstanding loans was 1.04% at September 30, 2022 and 1.02% at December 31, 2021. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.05% at September 30, 2022 compared to 1.08% at December 31, 2021 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and other fees	$1,237	$905	$332	37%
Earnings on BOLI	167	162	5	3%
Other	80	235	(155)	-66%

Total noninterest income	$1,484	$1,302	$182	14%

Noninterest income increased by $182,000, or 14% in the third quarter of 2022, compared to the third quarter of 2021. The increase was primarily the result of an increase in service charges and other fee income.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$7,415	$6,920	$495	7%
Premises and equipment	1,275	1,372	(97)	-7%
Professional fees	524	334	190	57%
Data processing	744	540	204	38%
Other	1,259	1,347	(88)	-7%

Total non-interest expense	$11,217	$10,513	$704	7%

Non-interest expense was $11.2 million and $10.5 million for the three months ended September 30, 2022 and 2021, respectively. Excluding capitalized loan origination costs, non-interest expense for the third quarter of 2022 was $12.3 million compared to $11.7 million for the third quarter of 2021, representing an increase of $609,000, or 5%. The increase in non-interest expense, excluding capitalized origination costs, from the third quarter of 2021 was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business.

For the three months ended September 30, 2022 and 2021, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 56.52% and 69.42%, respectively.

Provision for Income Taxes

Income tax expense was $2.3 million for the third quarter of 2022 compared to $1.1 million for the same period in prior year. The effective tax rates for those time periods were 29.5% and 25.7%, respectively.

Results of Operations – Nine Months Ended September 30, 2022 and 2021:

Overview

For the nine months ended September 30, 2022 and September 30, 2021, net income was $13.4 million and $10.2 million, respectively. The increase of $3.2 million, or 32%, was primarily attributable to an increase in net interest income of $8.3 million and an increase in non-interest income of $2.2 million, offset by an increase in the provision for credit losses of $3.2 million, an increase in non-interest expense of $2.5 million and an increase in income tax expense of $1.6 million.

Net Interest Income and Margin

Net interest income for the nine months ended September 30, 2022, was $49.1 million, an increase of $8.3 million, or 20% from $40.8 million for the same period in 2021. The increase in net interest income was primarily attributable to a more favorable mix of higher yielding earning assets, partially offset by an increase in the cost of borrowings and a reduction in the amortization of net fees received on PPP loans. Amortization of net fees received on PPP loans was $1.7 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Average total interest-earning assets were $1.91 billion in the nine months ended of 2022 compared to $1.94 billion for the same period during 2021. For the nine months ended September 30, 2022, the yield on average earning assets increased 73 basis points to 4.01% from 3.28% for the nine months ended September 30, 2021. The yield on total average gross loans in the nine months ended September 30, 2022 was 4.62%, representing an increase of 35 basis points compared to 4.27% in the same period one year earlier. For the nine months ended September 30, 2022 and 2021, the yield on average investment securities increased 7 basis points to 2.79% from 2.72%.

For the nine months ended September 30, 2022, average loans increased $71.7 million from the nine months ended September 30, 2021 while average deposit balances decreased $28.6 million for the same period. As a result, the average loan to deposit ratio for the nine months ended of 2022 was 90.65% compared to 84.67% for the nine months ended of 2021.

Of the $71.7 million increase in average loan balances year over year, average commercial, real estate other and construction and land loans increased by $125.3 million, $170.6 million and $15.1 million, respectively, as a result of organic growth. These increases were primarily offset by a decrease in lower yielding average SBA loans of $238.3 million as a result of PPP loan forgiveness.

Of the $28.6 million decrease in average total deposit balances year over year, $32.1 million was attributable to a decrease in money market and savings accounts and a decrease in time deposits of $8.3 million. These decreases were offset by an increase in total demand deposits of $11.8 million. The cost of interest-bearing deposits was 0.51% during the nine months ended September 30, 2022 compared to 0.52% in the same period one year earlier. In addition, the overall cost of average total deposit balances decreased by 2 basis points to 0.27% in the nine months ended of 2022 compared to 0.29% in the nine months ended of 2021.

As a result of the more favorable mix of higher yielding earning assets, the net interest margin increased by 68 basis points to 3.60% for the nine months ended September 30, 2022, compared to 2.92% for the nine months ended September 30, 2021.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022			2021
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,453,741	4.62%	$50,268	$1,382,074	4.27%	$44,157
Federal funds sold	217,008	0.79%	1,283	422,050	0.12%	371
Investment securities	155,423	2.79%	3,247	60,042	2.72%	1,222

Total interest earning assets	1,826,172	4.01%	54,798	1,864,166	3.28%	45,750

Noninterest-earning assets:
Cash and due from banks	19,550			17,223
All other assets (2)	61,939			58,646

TOTAL	$1,907,661			$1,940,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$40,214	0.08%	25	$35,031	0.11%	$29
Money market and savings	652,849	0.45%	2,185	684,995	0.56%	2,858
Time	172,284	0.83%	1,064	180,572	0.44%	594
Other	125,108	2.58%	2,412	144,501	1.39%	1,506

Total interest-bearing liabilities	990,455	0.77%	5,686	1,045,099	0.64%	4,987

Noninterest-bearing liabilities:
Demand deposits	738,273			731,659
Accrued expenses and other liabilities	20,848			20,966
Shareholders’ equity	158,085			142,311

TOTAL	$1,907,661			$1,940,035

Net interest income and margin (3)		3.60%	$49,112		2.92%	$40,763

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $501,000 and $3.3 million, respectively. respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $15.0 million and $14.0 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2022 and 2021. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$2,478	$3,633	$6,111
Federal funds sold	(1,212)	2,124	912
Investment securities	1,993	32	2,025
Interest expense:
Deposits
Demand	3	(7)	(4)
Money market and savings	(108)	(565)	(673)
Time	(51)	521	470
Other borrowings	(374)	1,280	906

Net interest income	$3,789	$4,560	$8,349

Interest Income

Interest income increased by $9.0 million in the nine months ended September 30, 2022 compared to the same period of 2021, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at September 30, 2022 and September 30, 2021 was 6.25% and 3.25%, respectively. Interest earned on our loan portfolio of $50.3 million in the nine months ended September 30, 2022 represented an increase of $6.1 million, or 14%, compared to $44.2 million for the same period in 2021.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on our investment securities portfolio of $3.2 million for the nine months ended September 30, 2022 increased $2.0 million, or 166%, over $1.2 million for the same period in the prior year.

Interest Expense

Interest expense increased by $699,000 in the nine months ended September 30, 2022 compared to the same period of 2021, primarily due to the effect of increased rates paid on other borrowings. The average rate paid on interest-bearing liabilities in the nine months ended of 2022 compared to the same period one year earlier increased 13 basis points to 0.77% from 0.64%.

Provision for Credit Losses

The provision for credit losses increased to $2.7 million for the nine months ended of 2022 compared to a release of reserves of $500,000 for the nine months ended of 2021. The increase in the provision for credit losses was primarily attributable to the growth of the loan portfolio. The Company had net loan charge-offs of $201,000, or 0.01 % of gross loans, during the nine months ended of 2022 compared to net loan charge-offs of $40,000, or 0.00% of gross loans, in the same period of 2021. The allowance for credit losses as a percent of outstanding loans was 1.04% at

September 30, 2022 and 1.02% at December 31, 2021. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.05% at September 30, 2022 compared to 1.08% at December 31, 2021 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures”). See further discussion of the Provision for Credit Losses and Allowance for Credit losses in “Financial Condition – Allowance for Credit Losses”.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and other fees	$3,260	$2,184	$1,076	49%
Gain on sale of SBA loans	1,393	—	1,393	100%
Earnings on BOLI	497	487	10	2%
Other	262	508	(246)	-48%

Total noninterest income	$5,412	$3,179	$2,233	70%

Noninterest income increased by $2.2 million, or 70%, in the nine months ended September 30, 2022, compared to the nine months ended of 2021. The increase was primarily attributable to a gain of $1.4 million recognized on the sale of a portion of our solar loan portfolio and an increase of $1.1 million pertaining to service charges and other fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$21,654	$19,661	$1,993	10%
Premises and equipment	3,844	3,778	66	2%
Professional fees	1,662	1,450	212	15%
Data processing	1,951	1,604	347	22%
Other	3,841	3,935	(94)	-2%

Total non-interest expense	$32,952	$30,428	$2,524	8%

Non-interest expense was $33.0 million and $30.4 million for the nine months ended September 30, 2022 and 2021, respectively. Excluding capitalized loan origination costs, non-interest expense for the nine months ended September 30, 2022 was $36.1 million compared to $34.4 million for the nine months ended September 30, 2021, representing an increase of $1.7 million, or 5%.

Salaries and benefits for the nine months ended September 30, 2022 were $21.7 million, representing an increase of $2.0 million, or 10%, compared to $19.7 million for the nine months ended September 30, 2021. The increase in salaries and benefits expense was primarily due to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.

For the nine months ended September 30, 2022 and 2021, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 60.44% and 69.25%, respectively.

Provision for Income Taxes

Income tax expense was $5.5 million and $3.8 million for the nine months ended September 30, 2022 and 2021. The effective tax rates for those time periods were 28.9% and 27.3%, respectively.

Financial Condition:

Overview

Total assets of the Company were $2.05 billion as of September 30, 2022 compared to $2.01 billion as of December 31, 2021. The increase in total assets from year-end was primarily due to growth in the loan portfolio, partially offset by decreased liquidity resulting from deposit outflows related to forgiveness of PPP loans.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $211.3 million, or 15%, from December 31, 2021 to September 30, 2022 primarily due to organic growth in the commercial and industrial and real estate other loan portfolios, partially offset by a reduction in SBA loans due to PPP loan forgiveness and a reduction in the other loan portfolio as a result of the Company selling a portion of its residential solar loan portfolio.

The loan portfolio at September 30, 2022 was comprised of approximately 41% of commercial and industrial loans compared to 34% at December 31, 2021. In addition, commercial real estate loans comprised 56% of our loans at September 30, 2022 compared to 54% at December 31, 2021. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$643,131	474,281
Real estate - other	824,867	697,212
Real estate - construction and land	71,523	43,194
SBA	8,565	81,403
Other	39,815	80,559

Total loans, gross	1,587,901	1,376,649
Deferred loan origination costs, net	1,902	1,688
Allowance for credit losses	(16,555)	(14,081)

Total loans, net	$1,573,248	1,364,256

Commercial and industrial	41%	34%
Real estate - other	52%	51%
Real estate - construction and land	4%	3%
SBA	1%	6%
Other	2%	6%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of September 30, 2022. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One	Over Five
	Due in	Year But	Years But
	One Year	Less Than	Less Than	Over
(Dollars in thousands)	Or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial and industrial	$241,875	$255,203	$146,053	$—	$643,131
Real estate - other	21,238	354,926	439,317	9,386	824,867
Real estate - construction and land	53,539	11,518	6,466	—	71,523
SBA	115	4,480	2,647	1,323	8,565
Other	262	2,260	37,293	—	39,815

Total loans, gross	$317,029	$628,387	$631,776	$10,709	$1,587,901

	Loans With
	Fixed	Variable
(Dollars in thousands)	Rates (1)	Rates	Total
Commercial and industrial	$200,191	$442,940	$643,131
Real estate - other	536,935	287,932	824,867
Real estate - construction and land	5,996	65,527	71,523
SBA	3,797	4,768	8,565
Other	39,500	315	39,815

Total loans, gross	$786,419	$801,482	$1,587,901

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no other real estate owned at September 30, 2022. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.

The CARES Act and the revised interagency guidance issued in April 2020, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)”, provided banks the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings (“TDRs”) for a limited time to account for the effects of COVID-19. As a result, the Company did not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. As of September 30, 2022, the Company had no loans remaining on a deferred status or that had a structure modification under the Cares Act guidelines. As of December 31, 2021, two loans totaling $3.5 million were on a deferred status or that had a structure modification under the Cares Act guidelines.

The following table presents information regarding the Company’s nonperforming and restructured loans as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans	$182	$232
Loans over 90 days past due and still accruing	161	—

Total nonperforming loans	343	232
Foreclosed assets	—	—

Total nonperforming assets	$343	$232

Performing TDR’s	$—	$—

Nonperforming loans / gross loans	0.02%	0.02%
Allowance for loan losses / nonperforming loans	4826.53%	6069.40%

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

The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended September 30, 2022
Beginning balance	$9,526	$5,243	$907	$273	$8	$15,957
Provision for loan losses	699	(70)	90	57	24	800
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	—	—	—	—	—	—

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%
Three months ended September 30, 2021
Beginning balance	$8,133	$4,069	$697	$317	$24	$13,240
Provision for loan losses	45	324	(22)	(44)	(3)	300
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%
Nine months ended September 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	1,672	649	316	21	17	2,675
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	1	—	—	—	—	1

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%
Nine months ended September 30, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(952)	516	(6)	(53)	(5)	(500)
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	238	—	—	—	—	238

Ending balance	$8,209	$4,393	$675	$273	$21	$13,571

Net recoveries (charge-offs) / gross loans	0.06%	0.00%	0.00%	-0.26%	0.00%	0.00%

The provision for loan losses of $800,000 and $2.7 million for the quarter and nine months ended September 30, 2022, respectively, were primarily the result of growth in our core loan portfolio along with continued qualitative assessments of the general macroeconomic environment, including the potential impact of COVID-19 and regulatory sanctions imposed upon other countries.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of September 30, 2022 and December 31, 2021.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2022:
Mortgage backed securities	$19,080	$21	$(933)	$18,168
Government agencies	29,782	—	(1,068)	28,714
Corporate bonds	429	48	—	477

Total available for sale securities	$49,291	$69	$(2,001)	$47,359

Mortgage backed securities	$62,525	$—	$(8,245)	$54,280
Government agencies	3,087	—	(677)	2,410
Corporate bonds	44,560	31	(3,577)	41,014

Total held to maturity securities	$110,172	$31	$(12,499)	$97,704

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Government agencies	—	—	—	—
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At September 30, 2022, approximately 44% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at September 30, 2022 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 37% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at September 30, 2022, which provide our customers with interest and liquidity. Time deposits comprised the remaining 19% of our deposits at September 30, 2022.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At September 30, 2022:
Demand noninterest-bearing	$758,716	44%
Demand interest-bearing	35,183	2%
Money market and savings	597,244	35%
Time	317,935	19%

Total deposits	$1,709,078	100%

At December 31, 2021:
Demand noninterest-bearing	$771,205	46%
Demand interest-bearing	37,250	2%
Money market and savings	717,480	43%
Time	154,203	9%

Total deposits	$1,680,138	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 18% of deposits were represented by the 10 largest depositors as of September 30, 2022. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2022, the capital conservation buffer was 3.17%.

At September 30, 2022, the Bank had a Tier 1 risk based capital ratio of 10.32%, a total capital to risk-weighted assets ratio of 11.17%, and a leverage ratio of 10.62%. At December 31, 2021, the Bank had a Tier 1 risk based capital ratio of 11.38%, a total capital to risk-weighted assets ratio of 12.25%, and a leverage ratio of 9.51%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2022 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

3.2	Amended and Restated Bylaws of California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

10.1	Employment Agreement, dated as of August 9, 2022, by and between California Bank of Commerce and Scott Myers (incorporated by reference to Exhibit 10.3 of California BanCorp’s Form 10-Q filed on August 11, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: November 10, 2022	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)