Form 10-K
period 2022-12-31
California BanCorp
filed 2023-03-24
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    YES    ☐    NO  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
was approximately $146.6 million on June 30, 2022 based on the closing price per common share of $19.27 on that date.
Number of shares outstanding of the registrant’s common stock as of March 1, 2023: 8,337,568
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CALIFORNIA BANCORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Overview

California BanCorp (the “Company” or “we”) was organized in 2017 to serve as the holding company for California Bank of Commerce (the “Bank”) and is headquartered in Oakland, California. The Company commenced operation on June 30, 2017 following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company has no operations other than ownership and management of the Bank.

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

We primarily serve business and professional corporations with a variety of business focused financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, foreign exchange services, commercial and industrial loans, asset-based loans, loans to dental and veterinary professionals, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2022, we had total consolidated assets of $2.04 billion, total gross loans of $1.59 billion, total deposits of $1.79 billion and total shareholders’ equity of $172.3 million.

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

Lending Limits

Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2022, the Bank’s limit on aggregate secured loans-to-one-borrower was $57.8 million and unsecured loans-to-one borrower was $34.6 million. At December 31 2022, the Bank’s highest aggregate balance of secured loans-to-one-borrower was $28.6 million and the highest aggregate balance of unsecured loans-to-one borrower was $19.0 million. The Bank’s legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition, the Bank has established internal loan limits, which are lower than the legal lending limits for a California bank. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s customers. We are also able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending, with an emphasis on the dental and veterinary industries, contractors and emerging companies. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our customers due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our customers, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining asset quality. As of December 31, 2022, commercial and industrial loans made up approximately $634.5 million or 40% of our loan portfolio.

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

Asset-Based Lending (ABL) Loans

A subset of our commercial and industrial loans are structured as asset based lending (“ABL”) loans, which are secured by the borrower’s accounts receivable or inventory. Our ABL loans are structured as callable and cancelable transactions. The ABL loans are originated through and managed by our Business Credit division. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2022, ABL loans totaled approximately $50.2 million or approximately 3% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 50%-75% depending on the project type with a maximum loan-to-cost ratio of 80%. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31 2022, construction and development loans made up approximately $63.7 million or 4% of our loan portfolio.

Real Estate Loans

A significant component of our loan portfolio is loans secured by real estate. These loans include both commercial real estate loans and other loans secured by real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate and rising interest rates, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate where feasible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2022, commercial real estate loans made up approximately $848.2 million or 53% of our loan portfolio.

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

As of December 31, 2022, our SBA loan portfolio totaled approximately $7.2 million or approximately 1% of our loan portfolio.

See Note 3 to the consolidated financial statements for additional information regarding the segment of the SBA loan portfolio that pertains to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act.

Consumer Loans

We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2022, consumer loans totaled approximately $39.7 million or approximately 2% of our loan portfolio.

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

Human Capital Resources

As of December 31, 2022, we had 157 full-time equivalent employees (“FTE”). None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements. Our relationship banking strategy is largely dependent on the personal relationships of our employees and the quality of service they provide. We strive to attract, develop and retain employees who can further our strategic goals and build long-term shareholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain employees. While we expect to hire employees to further our growth strategy, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our needs.

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

Prompt Corrective Action

The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2022 and 2021, the Bank’s capital levels exceeded the minimum levels required to be considered “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category.

	Leverage Ratio	Common Equity Tier I Capital Ratio	Tier I Capital Ratio	Total Capital Ratio
Well Capitalized	5.00%	6.50%	8.00%	10.00%
Adequately Capitalized	4.00%	4.50%	6.00%	8.00%
Under Capitalized	<4.00%	<4.50%	<6.00%	<8.00%
Significantly Under Capitalized	<3.00%	<3.00%	<4.00%	<6.00%

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

In addition, the FASB has issued a new accounting standard for establishing allowances for loan and lease losses referred to as the Current Expected Credit Loss (“CECL”). CECL will replace the current approach under GAAP, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. We adopted the CECL standard on January 1, 2023. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are currently evaluating the impact the CECL standard will have on our accounting and regulatory capital position. The adoption of the CECL standard will affect how we determine the allowance for loan losses and could require us to significantly adjust the allowance during the quarterly period ending March 31, 2023 and possibly on an on-going basis. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially adjust the level of our allowance for loan losses for any reason, such an adjustment could have an adverse effect on our business, financial condition, and results of operations.

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

We conduct our banking operations primarily in the greater San Francisco Bay Area of Northern California and we recently expanded to Sacramento, California. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2022 were secured by properties and collateral located in California. As of such date, approximately 67% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California. The balance of our other loans were made primarily to borrowers located in other areas of California and were secured by properties located in the state. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2022, approximately 57% of our loan portfolio was comprised of commercial real estate and other loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and land development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2022 the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) 53%; commercial and industrial 40%; and construction and land 4%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2022, we had 20 relationships with over $15 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.

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

A subset of our commercial and industrial loans are structured as Asset Based Lending (“ABL”) loans. Generally, our ABL loans are structured as callable and cancelable transactions. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2022, ABL loans totaled approximately $50.2 million, or 3% of our loan portfolio.

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

Our 10 largest borrowing relationships accounted for approximately 13% of our loans at December 31, 2022. Our largest single borrowing relationship accounted for approximately 2% of our loans at December 31, 2022. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities in our portfolio are generally subject to decreases in market value when interest rates rise, as they did in 2022. Other factors that may influence the value of securities we hold include but are not limited to rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

As a commercial bank, we provide services to a number of customers whose deposit levels vary considerably. Our 10 largest depositor relationships accounted for approximately 17% of our deposits at December 31, 2022. Our largest depositor relationship accounted for approximately 3% of our deposits at December 31, 2022. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

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

Risks Related to Technology

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

Other Risks Related to Our Operations

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

The ongoing COVID-19 pandemic has caused significant disruptions in the United States economy and may continue to disrupt the business, activities and operations of our customers, as well as our business and operations. COVID-19 outbreaks may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us. The pandemic has also changed consumer and business behaviors and preferences.

There continue to be broad concerns and uncertainty related to the COVID-19 pandemic. If the pandemic has an adverse effect on (i) the preferences and behaviors of our customers, (ii) customer deposits, (iii) the ability of our borrowers to satisfy their obligations to us, (iv) the demand for our loans or our other products and services, (v) other aspects of our business operations, or (vi) on financial markets, real estate markets, or economic growth, any of which could materially and adversely affect our business, liquidity, financial condition and the results of operations.

We continue to monitor the COVID-19 pandemic, its economic effects, its effects on customer behaviors and related risks. However, the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. The potential continued impact of COVID-19 and its impact on the economy heightens the risk associated with many of the following risk factors described in this report, such as those related to loan losses and our reliance on our executives and third-party service providers, for example.

Climate change could have a material negative impact on us and our clients.

Concerns over the long-term impacts of climate change have led to governmental efforts to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. As a result, we and our customers may face cost increases, asset value reductions and operating process changes. We could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, may not be effective in mitigating the negative impacts of new laws, changes in consumer or business behavior or other result of climate change.

Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on us, our customers and other assets; credit risk from borrowers with significant exposure to climate risk; risks associated with the transition to a less carbon- dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and our business relationships with clients who operate in carbon-intensive industries.

The risks associated with climate change are constantly evolving and difficult to assess, but a could have a material negative impact on our business, financial condition and results of operations.

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

The Company’s internal controls and procedures may fail or be circumvented and the accuracy of our management’s judgments and estimates about financial and accounting matters may impact operating results and financial condition.

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

Market Information and Holders of Record

The Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “CALB” on March 1, 2020. The closing price for our common stock on December 31, 2022 was $23.78 per share.

As of December 31, 2022, there were approximately 205 shareholders of record. This number does not include shareholders who maintain their shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of, or identities of, these shareholders.

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

Other Significant Accounting Policies

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2022, included elsewhere in this Report.

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

We believe that non-GAAP financial measures provide useful information to management and investors that is supplementary to our statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have limitations. As such, you should not view this disclosure as a substitute for results determined in accordance with GAAP, and it is not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following table reflects the details of the non-GAAP financial measures the Company has included in this Report.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans:
Allowance for loan loss	$17,005	$14,081
Gross loans	$1,593,421	$1,376,649
Less: PPP loans	2,358	72,527

Gross loans, net of PPP loans	$1,591,063	$1,304,122

Allowance for loan loss as a percentage of outstanding loans, excluding PPP loans	1.07%	1.08%

Results of Operations:

Overview

For the years ended December 31, 2022 and 2021, net income was $21.1 million and $13.4 million, respectively. The increase of $7.7 million, or 58%, was primarily attributable to an increase in net interest income of 16.2 million and increase in non-interest income of $3.2 million, partially offset by an increase in the provision for credit losses of $3.8 million, an increase in non-interest expense of $4.2 million and an increase in income tax expense of $3.7 million.

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

Net interest income for the year ended December 31, 2022, was $70.9 million, an increase of $16.2 million, or 30% over $54.7 million for the year ended December 31, 2021. The increase in net interest income was primarily attributable to an increase in interest income as the result of a more favorable mix of earning assets combined with higher yields on those assets and the acceleration of an unamortized discount totaling $1.4 million related to the repayment of previously purchased loans, partially offset by a $3.8 million reduction in the amortization of net fees received on Paycheck Protection Program (“PPP”) loans funded under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

For the year ended December 31, 2022 average total interest-earning assets were $1.87 billion compared to $1.89 billion for the year ended December 31, 2021. The yield on average earning assets increased 116 basis points to 4.40% for the year ended December 31, 2022 from 3.24% for the year ended December 31, 2021. The yield on total average gross loans in the year ended December 31, 2022 was 4.96%, representing an increase of 67 basis points compared to 4.29% for the same period one year earlier. For the year ended December 31, 2022, the yield on average investment securities increased 6 basis points to 2.90% from 2.84% for the year ended December 31, 2021.

For the year ended December 31, 2022, average loans increased $127.0 million from the year ended December 31, 2021, while average deposit balances decreased $14.9 million for the same period. As a result, the average loan to deposit ratio for the year ended December 31, 2022 was 90.69% compared to 82.25% for the same period in the prior year.

Of the $127.0 million increase in average loan balances year over year, average commercial, real estate other and construction and land loans increased by $151.8 million, $167.7 million and $18.9 million, respectively, as a result of organic growth. These increases were primarily offset by a decrease in lower yielding average SBA loans of $200.0 million as a result of PPP loan forgiveness.

Of the $14.9 million decrease in average total deposit balances year over year, $54.2 million was attributable to a decrease in money market and savings accounts, offset by an increase in total demand deposits of $8.9 million and an increase in time deposits of $30.4 million. The cost of interest-bearing deposits was 0.87% for the year ended December 31, 2022 compared to 0.48% for the same period one year earlier. In addition, the overall cost of average total deposit balances increased by 20 basis points to 0.47% for the year ended December 31, 2022 compared to 0.27% for the year ended December 31, 2021.

As a result, the net interest margin increased by 90 basis points to 3.79% for the year ended December 31, 2022, compared to 2.89% for the year ended December 31, 2021.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the years ended December 31, 2022 and 2021.

	Twelve months ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,495,981	4.96%	$74,240	$1,368,960	4.29%	$58,677
Federal funds sold	220,084	1.60%	3,519	450,898	0.13%	587
Investment securities	155,748	2.90%	4,519	71,376	2.84%	2,029

Total interest earning assets	1,871,813	4.40%	82,278	1,891,234	3.24%	61,293

Noninterest-earning assets:
Cash and due from banks	19,838			17,642
All other assets (2)	61,517			60,008

TOTAL	$1,953,168			$1,968,884

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$40,054	0.08%	31	$35,623	0.11%	$38
Money market and savings	651,429	0.70%	4,544	705,621	0.51%	3,627
Time	205,681	1.57%	3,235	175,240	0.43%	753
Other	121,464	2.88%	3,496	139,011	1.54%	2,145

Total interest-bearing liabilities	1,018,628	1.11%	11,306	1,055,495	0.62%	6,563

Noninterest-bearing liabilities:
Demand deposits	752,348			747,868
Accrued expenses and other liabilities	21,256			21,363
Shareholders’ equity	160,936			144,158

TOTAL	$1,953,168			$1,968,884

Net interest income and margin (3)		3.79%	$70,972		2.89%	$54,730

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan fees of $1.5 million and $3.4 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $15.4 million and $13.9 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the years ended December 31, 2022 and 2021. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Years Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$6,304	$9,259	$15,563
Federal funds sold	(3,691)	6,623	2,932
Investment securities	2,448	42	2,490
Interest expense:
Deposits
Demand	3	(10)	(7)
Money market and savings	(378)	1,295	917
Time	479	2,003	2,482
Borrowings	(505)	1,856	1,351

Net interest income	$5,462	$10,780	$16,242

Interest Income

Interest income increased by $21.0 million in for the year ended December 31, 2022 compared to the same period of 2021 as a result of a more favorable mix of average earning assets combined with a rising rate environment. The increase in interest earned on our loan portfolio of $15.6 million for year ended December 31, 2022 compared to the same period of 2021 was comprised of $6.3 million attributable to an approximate $127.0 million increase in average loans outstanding and $9.3 million attributable to the increase in the yield earned on loans to 4.96% from 4.29%.

Interest Expense

Interest expense increased by $4.7 million during the year ended December 31, 2022 compared to the same period of 2021, primarily due to a rising rate environment. The average rate paid on interest-bearing liabilities for the year ended December 31, 2022 compared to the same period one year earlier increased 49 basis points to 1.11% from 0.62%.

Provision for Loan Losses

We made provisions for loan losses of $3.8 million and $4,000 for the years ended December 31, 2022 and 2021, respectively. The increase in the provision for loan losses was primarily attributable to the growth of the loan portfolio. The Company recorded net loan charge-offs of $851,000 in the year ended December 31, 2022 compared to net loan charge-offs of $34,000 during the same period of 2021. The allowance for loan loss as a percent of outstanding loans was 1.07% at December 31, 2022 and 1.02% at December 31, 2021. The reserve percentage excluding PPP loans, which are guaranteed by the SBA, was 1.07% at December 31, 2022 compared to 1.08% at December 31, 2021 (see discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”). See further discussion of the Provision for Loan Losses and Allowance for Loan losses in “Financial Condition – Allowance for Loan Losses”.

Non-interest Income

The following table reflects the major components of the Company’s non-interest income for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and other fees	$4,913	$3,222	$1,691	52%
Gain on sale of SBA loans	1,393	—	1,393	100%
Earnings on BOLI	665	650	15	2%
Other	403	301	102	34%

Total non-interest income	$7,374	$4,173	$3,201	77%

Non-interest income increased by $3.2 million or 77% for the year ended December 31, 2022 compared to the same period of 2021. The increase was primarily attributable to $1.7 million of increased service charges and loan related fees and a gain of $1.4 million recognized on the sale of a portion of our solar loan portfolio.

Non-interest Expense

The following table reflects the major components of the Company’s non-interest expense for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$29,097	$26,031	$3,066	12%
Premises and equipment	5,093	5,098	(5)	0%
Professional fees	2,179	1,986	193	10%
Data processing	2,647	1,934	713	37%
Other	5,649	5,388	261	5%

Total non-interest expense	$44,665	$40,437	$4,228	10%

During the year ended December 31, 2022, non-interest expenses increased by $4.2 million or 10% to $44.6 million compared to $40.4 million in the same period of 2021. Excluding the capitalized loan origination costs that are included in salaries and benefits, non-interest expense was $48.8 million for the twelve months ended December 31, 2022 and $46.0 million for the same period in 2021, representing an increase of $2.8 million, or 6%.

Salaries and benefits for the twelve months ended December 31, 2022 were $29.1 million, representing an increase of $3.1 million, or 12%, compared to $26.0 million for the twelve months ended December 31, 2021. The increase in salaries and benefits expense was primarily due to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.

For the years ended December 31, 2022 and 2021, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 57.01% and 68.65%, respectively.

Provision for Income Taxes

Income tax expense was $8.8 million for the year ended December 31, 2022 which compared to $5.1 million for the same period one year earlier. The effective tax rates for those time periods were 29.4% and 27.9%, respectively.

Financial Condition:

Overview

Total assets of the Company were $2.04 billion as of December 31, 2022 compared to $2.01 billion as of December 31, 2021. The increase in total assets was primarily due to strong loan growth, partially offset by decreased liquidity resulting from the outflow of deposits related to the forgiveness of PPP loans along with the payoff of other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $216.8 million from December 31, 2021 to December 31, 2022, primarily due to organic growth in the commercial and industrial and real estate other loan portfolios, partially offset by a reduction in SBA loans due to PPP loan forgiveness and a reduction in the other loan portfolio as a result of the Company selling a portion of its residential solar loan portfolio.

The loan portfolio at December 31, 2022 was comprised of approximately 40% of commercial and industrial loans compared to 34% at December 31, 2021. In addition, commercial real estate loans comprised 57% of our loans at December 31, 2022 compared to 54% at December 31, 2021. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and their percentage distribution at December 31, 2022 and 2021.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial and industrial	634,535	474,281
Real estate—other	848,241	697,212
Real estate—construction and land	63,730	43,194
SBA	7,220	81,403
Other	39,695	80,559

Total loans, gross	1,593,421	1,376,649
Deferred loan origination costs, net	2,040	1,688
Allowance for loan losses	(17,005)	(14,081)

Total loans, net	1,578,456	1,364,256

Commercial and industrial	40%	34%
Real estate—other	53%	51%
Real estate—construction and land	4%	3%
SBA	1%	6%
Other	2%	6%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of December 31, 2022. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$203,692	$293,633	$137,210	$—	$634,535
Real estate—other	37,064	372,114	427,604	11,459	848,241
Real estate—construction and land	44,748	11,294	7,688	—	63,730
SBA	966	2,350	3,077	827	7,220
Other	1,298	2,142	36,255	—	39,695

Total loans, gross	$287,768	$681,533	$611,834	$12,286	$1,593,421

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates	Total
Commercial and industrial	$187,873	$446,662	$634,535
Real estate—other	557,433	290,808	848,241
Real estate—construction and land	6,000	57,730	63,730
SBA	2,358	4,862	7,220
Other	39,496	199	39,695

Total loans, gross	$793,160	$800,261	$1,593,421

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at December 31, 2022. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Loans in which the borrower is encountering financial difficulties and we have modified the terms of the original loan are evaluated for impairment and classified as TDR loans.

The following table presents information regarding the Company’s nonperforming and restructured loans at December 31, 2022 and 2021.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonaccrual loans	$1,250	$232
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	1,250	232
Foreclosed assets	—	—

Total nonperforming assets	$1,250	$232

Performing TDR’s	$—	$—

Nonperforming loans / gross loans	0.08%	0.02%
Allowance for loan losses / nonperforming loans	1360.40%	6069.40%

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended
December 31, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	2,717	798	203	25	32	3,775
Charge-offs	(650)	—	—	(202)	—	(852)
Recoveries	1	—	—	—	—	1

Ending balance	$10,620	$5,322	$884	$132	$47	$17,005

Net recoveries (charge-offs) gross loans	-0.10%	0.00%	0.00%	-2.80%	0.00%	-0.05%
Year ended
December 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(615)	647	—	(17)	(11)	4
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	244	—	—	—	—	244

Ending balance	$8,552	$4,524	$681	$309	$15	$14,081

Net recoveries (charge-offs) gross loans	0.05%	0.00%	0.00%	-0.34%	0.00%	0.00%

The provision for loan losses of $3.8 million for the year ended December 31, 2022 was primarily the result of growth in our core loan portfolio along with continued qualitative assessments of the general macroeconomic environment.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of December 31, 2022 and 2021.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

At December 31, 2022, approximately 45% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at December 31, 2022 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 40% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at December 31, 2022, which provide our customers with interest and liquidity. Time deposits comprised the remaining 15% of our deposits at December 31, 2022.

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

(Dollars in thousands)	Balance	% of Total
At December 31, 2022:
Demand noninterest-bearing	$811,671	45%
Demand interest-bearing	37,815	2%
Money market and savings	671,016	38%
Time	271,238	15%

Total deposits	$1,791,740	100%

At December 31, 2021:
Demand noninterest-bearing	$771,205	46%
Demand interest-bearing	37,250	2%
Money market and savings	717,480	43%
Time	154,203	9%

Total deposits	$1,680,138	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 17% of deposits were represented by the 10 largest depositors as of December 31, 2022. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources.

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

The following table sets forth the estimated changes on the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2022.

(Dollars in thousands)	Estimated Net Interest Income	Percent Change From Actual
Change in interest rates (basis points):
+300	$96,816	2.7%
+200	$96,164	2.0%
+100	$95,194	0.9%
-100	$93,257	-1.1%
-200	$92,088	-2.4%

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2022 and 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2022, the capital conservation buffer was 3.40%.

At December 31, 2022, the Bank had a Tier 1 risk based capital ratio of 10.54%, a total capital to risk-weighted assets ratio of 11.40%, and a leverage ratio of 10.23%. At December 31, 2021, the Bank had a Tier 1 risk based capital ratio of 11.38%, a total capital to risk-weighted assets ratio of 12.25%, and a leverage ratio of 9.51%.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data
CALIFORNIA BANCORP
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR THE YEAR ENDED DECEMBER 31, 2022

Crowe LLP Independent Member Crowe Global
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of
California BanCorp
Oakland, California
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of California BanCorp (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Sacramento, California
March 24, 2023

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2022	December 31, 2021
ASSETS:
Cash and due from banks	$16,686	$4,539
Federal funds sold	215,696	465,917

Total cash and cash equivalents	232,382	470,456
Investment securities:
Available for sale, at fair value	47,012	74,892
Held to maturity, at amortized cost	108,866	28,386

Total investment securities	155,878	103,278
Loans, net of allowance for losses of $17,005 and $14,081 at December 31, 2022 and December 31, 2021, respectively	1,578,456	1,364,256
Premises and equipment, net	3,072	4,405
Bank owned life insurance (BOLI)	25,127	24,412
Goodwill and other intangible assets	7,472	7,513
Accrued interest receivable and other assets	39,828	40,676

Total assets	$2,042,215	$2,014,996

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$811,671	$771,205
Interest bearing	980,069	908,933

Total deposits	1,791,740	1,680,138
Other borrowings	—	106,387
Junior Subordinated debt securities	54,152	54,028
Accrued interest payable and other liabilities	24,069	23,689

Total liabilities	1,869,961	1,864,242
Commitments and Contingencies (Note 7)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,332,479 and 8,264,300 issued and outstanding at
December 31, 2022 and December 31, 2021, respectively	111,257	109,473
Retained earnings	62,297	41,189
Accumulated other comprehensive (loss) income, net of taxes	(1,300)	92

Total shareholders’ equity	172,254	150,754

Total liabilities and shareholders’ equity	$2,042,215	$2,014,996

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Interest income
Loans	$74,240	$58,677
Federal funds sold	3,519	587
Investment securities	4,519	2,029

Total interest income	82,278	61,293
Interest expense
Deposits	7,810	4,418
Borrowings and subordinated debt	3,496	2,145

Total interest expense	11,306	6,563
Net interest income	70,972	54,730
Provision for loan losses	3,775	4

Net interest income after provision for loan losses	67,197	54,726
Non-interest income
Service charges and other fees	4,913	3,222
Gain on the sale of loans	1,393	—
Other	1,068	951

Total non-interest income	7,374	4,173
Non-interest expense
Salaries and benefits	29,097	26,031
Premises and equipment	5,093	5,098
Professional fees	2,179	1,986
Data processing	2,647	1,934
Other	5,649	5,388

Total non-interest expense	44,665	40,437
Income before provision for income taxes	29,906	18,462
Provision for income taxes	8,798	5,094

Net income	$21,108	$13,368

Earnings per common share
Basic	$2.54	$1.63

Diluted	$2.51	$1.61

Average common shares outstanding	8,306,282	8,222,749

Average common and equivalent shares outstanding	8,404,317	8,292,942

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Net Income	$21,108	$13,368
Other comprehensive (loss) income
Unrealized losses on securities available for sale, net	(1,715)	(779)
Unrealized losses on securities transferred from available for sale to held to maturity, net	(281)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	9	—
Tax effect	595	230

Total other comprehensive (loss) income	(1,392)	(549)

Total comprehensive income	$19,716	$12,819

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	8,171,734	$107,948	$27,821	$641	$136,410
Stock awards issued and related compensation expense	68,355	1,688	—	—	1,688
Shares withheld to pay taxes on stock based compensation	(14,426)	(406)	—	—	(406)
Stock options exercised	57,020	575	—	—	575
Shares withheld to pay exercise price on stock options	(18,383)	(332)	—	—	(332)
Net income	—	—	13,368	—	13,368
Other comprehensive (loss)	—	—	—	(549)	(549)

Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754
Stock awards issued and related compensation expense	76,121	2,065	—	—	2,065
Shares withheld to pay taxes on stock based compensation	(16,047)	(302)	—	—	(302)
Stock options exercised	11,550	97	—	—	97
Shares withheld to pay exercise price on stock options	(3,445)	(76)	—	—	(76)
Net income	—	—	21,108	—	21,108
Other comprehensive (loss)	—	—	—	(1,392)	(1,392)

Balance at December 31, 2022	8,332,479	$111,257	$62,297	$(1,300)	$172,254

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$21,108	$13,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,775	4
Provision for deferred taxes	(1,281)	(2,285)
Depreciation	1,477	1,569
Deferred loan costs, net	(352)	(1,165)
Stock based compensation, net	1,763	1,282
Increase in cash surrender value of life insurance	(665)	(652)
Discount on retained portion of sold loans, net	(35)	(35)
Gain on sale of loans, net	(1,393)	—
Increase in accrued interest receivable and other assets	3,215	2,946
Decrease in accrued interest payable and other liabilities	1,051	1,177

Net cash provided by operating activities	28,663	16,209

Cash flows from investing activities:
Purchase of investment securities	(78,780)	(65,224)
Proceeds from principal payments on investment securities	23,418	15,970
Proceeds from sale of loans	37,271	—
Purchase of loans, net	(56,439)	(42,682)
Net (increase) decrease in loans	(197,026)	35,104
Capital calls on low income tax credit investments	(669)	(614)
Redemption (purchase) of Federal Home Loan Bank stock	455	(1,344)
Purchase of premises and equipment	(153)	(181)
Purchase of bank-owned life insurance policies	(50)	(42)

Net cash used for investing activities	(271,973)	(59,013)

Cash flows from financing activities:
Net increase in customer deposits	111,602	147,932
Paydown of long term borrowings, net	(56,387)	(117,656)
(Paydown of) proceeds from short term and overnight borrowings, net	(50,000)	35,000
Proceeds from issuance of subordinated debt, net	—	29,224
Proceeds from exercised stock options, net	21	243

Net cash provided by financing activities	5,236	94,743

(Decrease) increase in cash and cash equivalents	(238,074)	51,939
Cash and cash equivalents, beginning of period	470,456	418,517

Cash and cash equivalents, end of period	$232,382	$470,456

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$49,889	$—
Cash paid during the year for:
Interest	$10,488	$6,508
Income taxes	$7,410	$6,124
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates used in the Consolidated Financial Statements and related notes. Material estimates that are particularly susceptible to significant changes in the near term relate to: the determination of the allowance for loan losses; certain assets and liabilities carried at fair value; and accounting for income taxes.
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
Loans acquired through a portfolio purchase, or through a business combination, are recorded at their fair value on the date of acquisition. Credit discounts or premiums are included in the determination of fair value; therefore, an allowance for loan losses is not required or recorded on the date of acquisition. Should the Company’s methodology for determining the allowance for loan losses indicate that any credit discount is no longer sufficient to cover probable losses inherent in the acquired loans, an appropriate increase to the allowance for loan losses will be established through a charge to the provision for loan losses. During the year ended December 31, 2022, the Company purchased commercial loans totaling $56.4 million, net of credit discounts. These loans were repaid by the borrowers prior to year-end.
During the year ended December 31, 2021, the Company purchased residential solar loan portfolios totaling $42.7 million, net of credit and coupon rate discounts. These portfolios are reflected in the category “other” within Note 3 of the consolidated financial statements.
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

Loan Sales and Servicing
The Company has the ability to hold for sale the conditionally guaranteed portion of certain loans that are guaranteed by the Small Business Administration (“SBA loans”). At the time that the Company deems a loan to be held for sale, it is carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. At December 31, 2022 and 2021, the Company did not have any loans held for sale.
Gains or losses on SBA loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold.
SBA loans are generally sold with loan servicing retained by the Company. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Impairment is determined by stratifying the servicing rights based on interest rates and terms. The amount of the impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. As of December 31, 2022 and 2021, the Company had servicing assets of $221,000 and $248,000, respectively.
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
The Company had investments in low income housing tax credits with gross commitments (including amounts funded and unfunded) of $13.6 million at December 31, 2022 and 2021. During 2022 and 2021, the Company did not add any new investments and had $669,000 and $614,000 in capital calls throughout the year, respectively.
The investment balances outstanding were $6.2 million and $7.4 million at December 31, 2022 and 2021, respectively, and are reflected in other assets on the consolidated balance sheet. Total commitments remaining for future capital calls were $1.0 million and $1.7 million, at December 31, 2022 and 2021, respectively and are reflected in other liabilities on the consolidated balance sheet.
For the years ended December 31, 2022 and 2021, the Company recognized tax benefits of $208,000 and $207,000, respectively, which were included within income tax expense on the statements of income.
For tax purposes, the Company recorded tax credit and other benefits of $361,000 and $1.4 million, for the years ended December 31, 2022 and 2021, respectively. The Company recorded low income housing credit investment amortization of $1.2 million for both of the years ended December 31, 2022 and 2021.
Other Real Estate Owned
Other real estate owned consist of properties acquired through foreclosure. The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any income from the properties after acquiring them, it includes this amount in other non-interest
income. If the Company records any write-downs, or incurs any operating expenses, on such properties after acquiring them, it includes this amount in other non-interest
expense. At December 31, 2022 and 2021, the Company did not have any properties acquired through foreclosure.
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
Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). The Company completed an impairment analysis of goodwill as of December 31, 2022 and determined there was no impairment.
Other intangible assets consist of a core deposit intangible asset resulting from the 2015 acquisition. Core deposit intangible assets are initially measured at fair value and then amortized over their estimated useful life, in this case ten years on a straight-line basis. The Company considers the remaining useful life of its core deposit intangible asset each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining life were to change, the carrying amount is amortized prospectively over the revised remaining useful life. The Company has not revised its estimate of the useful life of its core deposit intangible asset for the years ended December 31, 2022 and 2021. As of December 31, 2022 the Company’s core deposit intangible asset was valued at $122,000 with a remaining useful life of 4 years. Assuming no events or circumstances require a revision to the remaining useful life, the future amortization of the Company’s core deposit intangible asset will be approximately $41,000 per year through 2025.
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

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
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

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Net income available to common shareholders	$21,108	$13,368
Weighted average basic common shares outstanding	8,306,282	8,222,749
Add: dilutive potential common shares	98,035	70,193

Weighted average diluted common shares outstanding	8,404,317	8,292,942
Basic earnings per share	$2.54	$1.63

Diluted earnings per share	$2.51	$1.61

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

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Balance, beginning	$25,759	$4,915
New loans	—	26,100
Advances	—	4,425
Repayments and other	(415)	(9,681)

Balance, ending	$25,344	$25,759

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2022 and 2021. The interest income associated with these loans was $970,000 and $609,000 for the years ended December 31, 2022 and 2021, respectively.
Loan commitments outstanding with related parties were $10.0 million at both December 31, 2022 and 2021, respectively.
The Company also accepts deposits from related parties, which totaled $58.3 million and $36.4 million at December 31, 2022 and 2021, respectively. The interest expense associated with these deposits was $1.3 million and $273,000 for the years ended December 31, 2022 and 2021, respectively.
Adoption of New Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued
ASU
2022-02,
 Financial Instruments—Credit Losses (Topic 326)
. The amendments in this update eliminate the accounting guidance and related disclosures for Troubled Debt Restructurings (TDRs) by creditors in Subtopic
310-40, Receivables—Troubled
Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic
326-20, Financial
Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued
ASU
2019-12,
Simplifying the Accounting for Income Taxes (Topic 740)
, which clarified and amended existing guidance to provide for more consistent application. ASU
2019-12
became effective for fiscal years beginning after December 15, 2021. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.
In June 2016, the FASB issued
ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. ASU
2016-13
significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses that are measured at amortized cost and certain off-balance-sheet
credit exposures, which include, but are not limited to, loans, held-to-maturity
securities, loan commitments and financial guarantees.

Additionally, ASU
2016-13
expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. For public business entities that meet the definition of a smaller reporting company, such as the Company, ASU
2016-13
is effective for interim and annual reporting periods beginning after December 15, 2022. Upon adoption, ASU
2016-13
provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective.
The Company has selected a software vendor for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, contracted for and received results from independent third parties of model validation of the CECL model and process, determined appropriate segmentations of its portfolio, and selected a preliminary forecast period for reasonable and supportable forecasts. The Company has generated, and continues to evaluate, model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during 2022 due to the fact the Company elected to delay implementation of the CECL process as allowed by FASB. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan and held-to-maturity
investment portfolios, as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the allowance for credit losses, and an additional allowance for held-to-maturity
investments. The Company’s evaluation is nearing completion, however we continue to review the full impact and the changes to internal controls required.
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities at December 31, 2022 and 2021.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

At December 31, 2021:
Mortgage backed securities	$29,943	$325	$(320)	$29,948
Government agencies	3,093	—	(100)	2,993
Corporate bonds	41,725	694	(468)	41,951

Total available for sale securities	$74,761	$1,019	$(888)	$74,892

Mortgage backed securities	$22,772	$—	$(140)	$22,632
Corporate bonds	5,614	—	(30)	5,584

Total held to maturity securities	$28,386	$—	$(170)	$28,216

The Company purchased 8 available for sale securities for $36.0 million and 11 held to maturity securities for $42.8 million during the year ended December 31, 2022. The Company purchased 9 available for sale securities for $36.5 million and 7 held to maturity securities for $28.7 during the year ended December 31, 2021. The Company did not sell any securities during the years ended December 31, 2022 and December 31, 2021.
Net unrealized losses on available for sale investment securities totaling $1.9 million were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at December 31, 2022. Net unrealized gains on available for sale investment securities totaling $131,000 were recorded, net of deferred tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2021.
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
The following table summarizes available for sale securities with unrealized losses at December 31, 2022 and 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
At December 31, 2022:
Mortgage backed securities	$10,920	$(537)	$4,347	$(360)	$15,267	$(897)
Government agencies	28,765	(1,043)	—	—	28,765	(1,043)

Total available for sale securities	$39,685	$(1,580)	$4,347	$(360)	$44,032	$(1,940)

Mortgage backed securities	$32,271	$(5,244)	$21,445	$(2,403)	$53,716	$(7,647)
Government agencies	—	—	2,456	(627)	2,456	(627)
Corporate bonds	14,607	(1,143)	22,880	(2,596)	37,487	(3,739)

Total held to maturity securities	$46,878	$(6,387)	$46,781	$(5,626)	$93,659	$(12,013)

At December 31, 2021:
Mortgage backed securities	$14,302	$(320)	$—	$—	$14,302	$(320)
Government agencies	2,993	(100)	—	—	2,993	(100)
Corporate bonds	15,233	(200)	4,732	(268)	19,965	(468)

Total available for sale securities	$32,528	$(620)	$4,732	$(268)	$37,260	$(888)

Mortgage backed securities	$22,632	$(140)	$—	$—	$22,632	$(140)
Corporate bonds	5,584	(30)	—	—	5,584	(30)

Total held to maturity securities	$28,216	$(170)	$—	$—	$28,216	$(170)

At December 31, 2022 the Company’s investment security portfolio consisted of 60 securities, 55 of which were in an unrealized loss position at quarter end. At December 31, 2021 the Company’s investment security portfolio consisted of 44 securities, 16 of which were in an unrealized loss position at year end. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the scheduled maturities of the Company’s investment securities as of December 31, 2022.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less that one year	$2,508	$2,478	$5,709	$5,702
One to five years	34,833	33,682	17,839	17,171
Five to ten years	—	—	32,032	29,719
Beyond ten years	2,095	2,058	21,365	16,803
Securities not due at a single maturity date	9,432	8,794	31,921	27,488

Total investment securities	$48,868	$47,012	$108,866	$96,883

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities included in a pool are not reflected in the maturity categories above and instead are shown separately as securities not due at a single maturity date.
3. LOANS AND ALLOWANCE FOR LOAN LOSSES
Outstanding loans as of December 31, 2022 and 2021 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 6).

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial and industrial	634,535	474,281
Real estate - other	848,241	697,212
Real estate - construction and land	63,730	43,194
SBA	7,220	81,403
Other	39,695	80,559

Total loans, gross	1,593,421	1,376,649
Deferred loan origination costs, net	2,040	1,688
Allowance for loan losses	(17,005)	(14,081)

Total loans, net	1,578,456	1,364,256

SBA loans include Paycheck Protection Program (“PPP”) loans funded under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted as a result of
COVID-19.
Of the $491.2 million in PPP loans funded by the Company as a result of the initial launch of the program in April 2020 and the re-launch
of the program in January 2021, approximately $488.8 million of those balances have been granted forgiveness by the SBA as of December 31, 2022. Outstanding PPP loans were $2.4 million and $72.5 million as of December 31, 2022 and December 31, 2021, respectively.

The following table reflects the loan portfolio allocated by management’s internal risk ratings at December 31, 2022 and 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2022
Grade:
Pass	$613,395	$840,993	$62,031	$6,132	$39,695	$1,562,246
Special Mention	18,157	2,602	—	490	—	21,249
Substandard	2,983	4,646	1,699	598	—	9,926

Total	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

As of December 31, 2021
Grade:
Pass	$450,913	$690,916	$39,074	$79,379	$80,559	$1,340,841
Special Mention	20,904	1,583	1,278	1,111	—	24,876
Substandard	2,464	4,713	2,842	913	—	10,932

Total	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of December 31, 2022
Commercial and industrial	$—	$—	$—	$1,028	$633,507	$634,535
Real estate - other	3,160	—	—	—	845,081	848,241
Real estate - construction and land	—	—	—	—	63,730	63,730
SBA	—	—	—	222	6,998	7,220
Other	—	—	—	—	39,695	39,695

Total loans, gross	$3,160	$—	$—	$1,250	$1,589,011	$1,593,421

As of December 31, 2021
Commercial and industrial	$—	$2,597	$—	$—	$471,684	$474,281
Real estate - other	—	—	—	—	697,212	697,212
Real estate - construction and land	—	—	—	—	43,194	43,194
SBA	—	—	—	232	81,171	81,403
Other	—	—	—	—	80,559	80,559

Total loans, gross	$—	$2,597	$—	$232	$1,373,820	$1,376,649

The following table reflects the impairment methodology applied to gross loans by portfolio segment and the related allowance for loan losses as of December 31, 2022 and 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2022
Gross loans:
Loans individually evaluated for impairment	$1,028	$—	$—	$222	$—	$1,250
Loans collectively evaluated for impairment	633,507	848,241	63,730	6,998	39,695	1,592,171

Total gross loans	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,620	5,322	884	132	47	17,005

Total allowance for loan losses	$10,620	$5,322	$884	$132	$47	$17,005

As of December 31, 2021
Gross loans:
Loans individually evaluated for impairment	$—	$—	$—	$731	$—	$731
Loans collectively evaluated for impairment	474,281	697,212	43,194	80,672	80,559	1,375,918

Total gross loans	$474,281	$697,212	$43,194	$81,403	$80,559	$1,376,649

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$142	$—	$142
Loans collectively evaluated for impairment	8,552	4,524	681	167	15	13,939

Total allowance for loan losses	$8,552	$4,524	$681	$309	$15	$14,081

The following table reflects information related to impaired loans as of December 31, 2022 and 2021.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2022
With no related allowance recorded:
Commercial and industrial	$1,028	$1,678	$—	$1,028	$—
SBA	$222	$896	$—	$227	$4
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
SBA	$—	$—	$—	$—	$—
Total:
Commercial and industrial	$1,028	$1,678	$—	$1,028	$—
SBA	$222	$896	$—	$227	$4

As of December 31, 2021
With no related allowance recorded:
SBA	$232	$705	$—	$233	$14
With an allowance recorded:
SBA	$499	$499	$142	$477	$59
Total:
SBA	$731	$1,204	$142	$710	$73
The recorded investment in impaired loans in the tables above excludes accrued interest receivable and net deferred origination costs due to their immateriality.
The following table reflects the changes in, and allocation of, the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended December 31, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	2,717	798	203	25	32	3,775
Charge-offs	(650)	—	—	(202)	—	(852)
Recoveries	1	—	—	—	—	1

Ending balance	$10,620	$5,322	$884	$132	$47	$17,005

Net recoveries (charge-offs) gross loans	-0.10%	0.00%	0.00%	-2.80%	0.00%	-0.05%
Year ended December 31, 2021
Beginning balance	$8,923	$3,877	$681	$604	$26	$14,111
Provision for loan losses	(615)	647	—	(17)	(11)	4
Charge-offs	—	—	—	(278)	—	(278)
Recoveries	244	—	—	—	—	244

Ending balance	$8,552	$4,524	$681	$309	$15	$14,081

Net recoveries (charge-offs) gross loans	0.05%	0.00%	0.00%	-0.34%	0.00%	0.00%
Interest forgone on nonaccrual loans was $199,000 and $43,000 for the years ended December 31, 2022 and 2021, respectively. There was no interest recognized on a cash-basis on impaired loans for the years ended December 31, 2022 and 2021, respectively.

Troubled Debt Restructurings
At December 31, 2022 and 2021, the Company had no recorded investments or allocated specific reserves related to loans with terms that had been modified in troubled debt restructurings.
The Company had no commitments as of December 31, 2022 and 2021 to customers with outstanding loans that were classified as troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2022 and 2021.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ended December 31, 2022 and 2021.
4. PREMISES AND EQUIPMENT
The following table reflects the Company’s premises and equipment as of the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Furniture, fixtures, and equipment	$6,211	$6,066
Leashold improvements	6,707	6,708

	12,918	12,774
Accumulated depreciation and amortization	(9,846)	(8,369)

Total premises and equipment	$3,072	$4,405

Depreciation and amortization included in occupancy and equipment expense totaled $1.5 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.
5. DEPOSITS
The following table reflects the Company’s deposit portfolio for the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Demand noninterest- bearing	$811,671	$771,205
Demand interest-bearing	37,815	37,250
Money market and savings	671,016	717,480
Certificates of deposit	271,238	154,203

Total deposits	$1,791,740	$1,680,138

The Federal Deposit Insurance Corporation (FDIC) insures up to $250,000 per depositor per FDIC-insured bank. The Company, through its wholly owned subsidiary, had certificates of deposit accounts greater than $250,000 totaling $56.2 million and $50.9 million at December 31, 2022 and 2021, respectively. The Certificate of Deposit Account Registry Service (CDARS) Network enables financial institution members to utilize deposit placement services that qualify large customer deposits for FDIC insurance. Included in certificates of deposits were CDARS accounts totaling $31.8 million and $38.3 million at December 31, 2022 and 2021, respectively. Additionally, the Company had brokered certificates of deposits totaling $180.3 million and $60.6 million at December 31, 2022 and 2021, respectively and certificates of deposit accounts less than $250,000 totaling $2.9 million and $4.3 million at December 31, 2022 and 2021, respectively.

The following table reflects the aggregate annual maturities of the Company’s certificates of deposit for the years ended December 31, 2023 through 2027 (dollars in thousands).

Amounts Maturing During The Year Ended December 31,	Less Than or Equal to $250,000	Greater Than $250,000	Total
2023	$2,496	$268,356	$270,852
2024	373	—	373
2025	—	—	—
2026	13	—	13
2027	—	—	—

Total certificates of deposit	$2,882	$268,356	$271,238

6. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $484.1 million and $393.0 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $317.8 million and $218.9 million, respectively. In April 2020, the Company secured an additional arrangement with the FRB for a $332.7 million Paycheck Protection Liquidity Facility (PPPLF) two year term borrowing maturing in April 2022 at a fixed rate of 0.35%. The Company repaid the PPPLF borrowing in full during the second quarter of 2022 and therefore had no balance outstanding as of December 31, 2022. At December 31, 2021, the PPPLF borrowing arrangement had an outstanding balance of $56.4 million.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $386.1 million and $335.1 million, respectively. At December 31, 2021, amounts pledged and available borrowing capacity under such limits were approximately $184.1 million and $88.1 million, respectively. In December 2021, the Company secured a FHLB short term borrowing for $50.0 million at a fixed rate of 0.18%. This FHLB short term borrowing was repaid in full during 2022 and had an outstanding balance of $50.0 million at December 31, 2021.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $123.0 million. There were no borrowings outstanding under these arrangements at December 31, 2022 and December 31, 2021.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At December 31, 2022 and December 31, 2021, no borrowings were outstanding under this line of credit.
The Company entered into a three year borrowing arrangement with a correspondent bank on
April 27, 2020
for
$12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at December 31, 2022 and December 31, 2021.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of
September 30
,
2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At December 31, 2022 and December 31, 2021, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.

The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At December 31, 2022 and December 31, 2021, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
7. COMMITMENTS AND CONTINGENT LIABILITES
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
At December 31, 2022 and December 31, 2021, the Company had outstanding unfunded commitments for loans of approximately $644.1 million and $620.0 million, respectively. Unfunded loan commitment reserves, included in the allowance for loan losses, totaled $430,000 and $380,000 at December 31, 2022 and December 31, 2021, respectively.
The outstanding unfunded commitments for loans at December 31, 2022 was comprised of fixed rate commitments of approximately $36.7 million and variable rate commitments of approximately $607.4 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of December 31, 2022.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$17,908	$3,600	$4,810	$26,318
Interest rate between 4.00% and 5.00%	—	5,637	355	5,992
Interest rate greater than or equal to 5.00%	868	3,504	—	4,372

Total unfunded fixed rate loan commitments	$18,776	$12,741	$5,165	$36,682

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2027, with certain leases containing either three, five, or seven year renewal options.

The following table reflects the quantitative information for the Company’s leases at December 31, 2022.

(Dollars in thousands)	December 31, 2022
Operating lease cost (cost resulting from lease payments)	$1,914
Operating lease—operating cash flows (fixed payments)	$2,441
Operating lease—ROU assets	$4,555
Operating lease—liabilities	$5,942
Weighted average lease term—operating leases	2.5 years
Weighted average discount rate—operating leases	4.45%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options (dollars in thousands).

(Dollars in thousands)	December 31, 2022
2023	$1,497
2024	1,456
2025	1,500
2026	1,435
2027	357
Thereafter	—

Total undiscounted cash flows	$6,245
Discount on cash flows	(303)

Total lease liability	$5,942

Rent expense included in premises and equipment expense totaled $1.9 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively.
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
At December 31, 2022, uninsured deposits at financial institutions were approximately $2.9 million. At December 31, 2021, uninsured deposits at financial institutions were approximately $11.0 million.

8. INCOME TAXES
The following table reflects the federal and state components of the Company’s provision for income taxes for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Federal:
Current	$6,568	$4,972
Deferred	(921)	(1,632)

Federal provision for income taxes	5,647	3,340
State:
Current	3,511	2,407
Deferred	(360)	(653)

State provision for income taxes	3,151	1,754

Provision for income taxes	$8,798	$5,094

The Company’s reported amount of income tax expense differs from federal statutory income rate for the years ended December 31, 2022 and 2021 primarily due to California franchise taxes, low income housing credits and tax exempt income. The following table reflects a reconciliation of the effective tax rate for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.3%	7.6%
Low income housing credits, net of investment losses	-0.3%	-0.8%
Increase in cash surrender value of life insurance	-0.5%	-0.8%
Share-based compensation	0.2%	0.4%
Other, net	0.7%	0.5%

Effective tax rate	29.4%	27.9%

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

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$5,027	$4,163
Lease liability	1,757	2,428
Accrued expenses	1,876	1,666
Organization costs	—	14
Share-based compensation	370	391
Deferred compensation	1,072	1,077
Net operating loss carryforwards	977	1,166
Loan discounts	19	34
Unrealized loss on available for sale investment securities	549	12
State tax deduction	743	417
Other	1,134	882

Total deferred tax assets	13,524	12,250
Deferred tax liabilities:
Deferred loan origination costs	(1,679)	(1,592)
Right of use asset	(1,347)	(1,903)
Core deposit intangible	(36)	(48)
Other	(31)	(92)

Total deferred tax liabilities	(3,093)	(3,635)

Net deferred tax assets	$10,431	$8,615

As a result of the acquisition of Pan Pacific Bank in 2015, the Company has net operating loss carryforwards. Pursuant to Sections 382 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event of a change in ownership. The net operating losses absorbed as a result of the acquisition are subject to Section 382 annual limitations in the amount of approximately $640,000 per year. At December 31, 2022, the net operating loss carryforwards for Federal and California income tax reporting purposes totaled $3.0 million and $4.2 million, respectively, and will begin to expire at various dates from 2030 to 2035 if unused. At December 31, 2021, the net operating loss carryforwards for Federal and California income tax reporting purposes totaled $3.6 million and $4.8 million, respectively.
For the tax years 2022 and 2021, the Company filed income tax returns in the U.S. Federal and various state jurisdictions. There are currently no pending U.S. Federal or state income tax or
non-U.S.
income tax examinations by tax authorities. The Company is no longer subject to tax examinations by U.S. Federal and state taxing authorities for years prior to 2019 for Federal tax returns and 2018 for state tax returns.
The Company is required to record a valuation allowance if it is more likely than not that some portion, or all, of the net deferred tax asset will not be realized. The Company evaluated both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions and determined that a valuation allowance was not needed to reduce the net deferred tax asset as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the recorded balance. As of December 31, 2022 and 2021, there were no unrecognized tax benefits or interest and penalties accrued by the Company.

9. FAIR VALUE MEASUREMENTS
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
The carrying amounts and estimated fair values of financial instruments at December 31, 2022 and 2021 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2022
Financial assets:
Cash and due from banks	$232,382	$232,382	$—	$—	$232,382
Investment securities:
Available for sale	47,012	—	47,012	—	47,012
Held to Maturity	108,866		89,433	7,450	96,883
Loans, net	1,578,456		—	1,519,903	1,519,903
Accrued interest receivable	7,769	—	926	6,843	7,769
Financial liabilities:
Deposits	$1,791,740	$1,520,502	$271,178	$—	$1,791,680
Subordinated debt	54,152	—	—	49,027	49,027
Accrued interest payable	1,678	—	1,007	671	1,678
As of December 31, 2021
Financial assets:
Cash and due from banks	$470,456	$470,456	$—	$—	$470,456
Investment securities:
Available for sale	74,892	—	67,981	6,911	74,892
Held to Maturity	28,386		22,632	5,584	28,216
Loans, net	1,364,256		—	1,353,888	1,353,888
Accrued interest receivable	5,713	—	633	5,080	5,713
Financial liabilities:
Deposits	$1,680,138	$1,525,935	$154,146	$—	$1,680,081
Other borrowings	106,387	—	—	106,387	106,387
Subordinated debt	54,028	—	—	56,092	56,092
Accrued interest payable	859	—	42	817	859

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
Loans—Fair values of loans for December 31, 2022 and 2021 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.
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
Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

		Fair Value Measurements
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022
Investments available for sale:
Mortgage backed securities	$17,758	$—	$17,758	$—
Government agencies	28,766	—	28,766	—
Corporate bonds	488	—	488	—

Total assets measured at fair value on a recurring basis	$47,012	$—	$47,012	$—

As of December 31, 2021
Investments available for sale:
Mortgage backed securities	$29,948	$—	$29,948	$—
Government agencies	2,993	—	2,993	—
Corporate bonds	41,951	—	35,040	6,911

Total assets measured at fair value on a recurring basis	$74,892	$—	$67,981	$6,911

The following table reflects the changes in all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and December 31, 2021.

	Corporate Securities
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Beginning Balance	$6,911	$—
Purchases	—	2,033
Transfers into Level 3	—	4,878
Transfers out of Level 3	(6,911)	—

Ending Balance	$—	$6,911

Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.
The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of December 31, 2022 and 2021.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of December 31, 2022
Impaired loans—Commercial	$1,028	$—	$—	$1,028
Impaired loans—SBA	222	—	—	222

Total assets measured at fair value on a non-recurring basis	$1,250	$—	$—	$1,250

As of December 31, 2021
Impaired loans—SBA	$731	$—	$—	$731

Total assets measured at fair value on a non-recurring basis	$731	$—	$—	$731

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
10. EQUITY INCENTIVE PLAN
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

On May 18, 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan which supersedes the Equity Incentive Plan that was established in 2014. On August 6, 2020, the Company’s shareholders approved an amendment and restatement of the 2017 Equity Incentive Plan (as amended and restated, the “Amended 2017 Plan”). The Amended 2017 Plan increased the number of shares that may be granted under the plan from 420,000 shares to a maximum of 920,000 shares. The Amended 2017 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The amount, frequency, and terms of stock-based awards may vary based upon competitive practices, the Company’s operating results and government regulations. As of December 31, 2022, the Company has issued incentive stock options, restricted stock units, and other stock-based awards under the 2017 Amended Plan.
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
As of December 31, 2022, there were 739,753 shares of outstanding awards under the Company’s stock-based compensation plans and 210,645 shares available for future grants under the Amended 2017 Plan.
Total compensation cost that was charged against income pertaining to the 2014 Plan and the Amended 2017 Plan was $1.8 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
Stock Option Awards
The following table reflects a summary of the stock option activity under the 2014 Plan and the Amended 2017 Plan for the year ended December 31, 2022.

	Stock Option Awards Outstanding
	Number of Shares	Weighted Average Exercise Price
Stock option awards outstanding, December 31, 2021	445,256	$17.75
Granted	64,000	$22.09
Exercised	(11,550)	$8.34
Forfeited or expired	(54)	$18.48

Stock option awards outstanding, December 31, 2022	497,652	$18.53

The following table reflects the weighted remaining life and aggregate intrinsic value related to the stock options issued under the 2014 Plan and the Amended 2017 Plan at December 31, 2022.

(Dollars in thousands)	Number of Shares	Weighted Remaining Life (Years)	Aggregate Intrinsic Value
Stock option awards outstanding	497,652	6.38	$2,613
Stock option awards fully vested and expected to vest	225,442	7.39	$1,032
Stock option awards exercisable	255,772	5.41	$1,535
The following table reflects information related to stock options exercised and granted during the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Options exercised:
Intrinsic value	$150	$436
Cash received, net	$21	$243
Tax benefit realized	$—	$—
Options granted:
Weighted average fair value	$7.60	$7.27
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following table reflects the assumptions used by management in the Black-Scholes option pricing model for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021

Expected life	10 years	10 years
Stock price volatility	35.2%	31.9%
Risk free interest rate	2.2%	0.5%
Dividend yield	0.0%	0.0%
As of December 31, 2022, there was $1.67 million of total unrecognized compensation cost related to non-vested
stock options granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 5.5 years and will be adjusted for subsequent changes related to forfeitures.

Restricted Stock Units
The following table reflects a summary of the restricted stock activity under the 2014 Plan and the Amended 2017 Plan for the year ended December 31, 2022.

	Non-vested Restricted Stock Units
	Number of Shares	Weighted Average Grant Value
Non-vested restricted stock units, December 31, 2021	222,157	$17.59
Granted	92,969	$21.64
Vested	(69,592)	$18.11
Forfeited or expired	(3,433)	$18.29

Non-vested restricted stock units, December 31, 2022	242,101	$19.00

As of December 31, 2022, there was $4.6 million of total unrecognized compensation cost related to non-vested
restricted stock units granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 5.5 years and will be adjusted for subsequent changes in estimated forfeitures. The Company estimates the impact of forfeitures on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods.
Other Stock-Based Awards
Stock awards totaling 6,753 shares were granted and issued during the year ended December 31, 2022. These stock awards were fully vested upon the date of the grant. The grant date fair value of these awards was included in the compensation cost that was charged against income pertaining to the Amended 2017 Plan.
11. OTHER EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
In 2007, the Company adopted the California Bank of Commerce Profit Sharing 401(k) Plan. All full-time employees 21 years of age or older with 3 months of service are eligible to participate in the 401(k) Plan. Eligible employees may elect to make tax deferred contributions up to the maximum amount allowed by law. The Company may make additional contributions to the plan at the discretion of the Board of Directors. Bank contributions may vest at a rate of 20% annually for all employees. The Company made a fully vested contribution to the 401(k) Plan for the years ended December 31, 2022 and 2021 in the amount of $792,000 and $745,000, respectively.
Salary Continuation and Retirement Plan
The Board of Directors approved a salary continuation plan for certain executives. Under the plan, once these certain executives reach age 65, the Company is obligated to provide them with annual benefits after retirement. The estimated present value of these future benefits has been accrued from the effective date of the plan. The discount rate used to estimate the present value of future benefits was 4.30% and 3.25% for the years ended December 31, 2022 and 2021 respectively.
The expense recognized under this plan for the years ended December 31, 2022 and 2021 totaled $298,000 and $1.2 million, respectively. Accrued compensation payable under the salary continuation plan totaled $3.6 million and $3.3 million at December 31, 2022 and 2021, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

12. REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (as defined in the regulations) of Common Tier I Capital, Tier I Capital, and Total Capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2022, that the Company meets all capital adequacy requirements to which they are subject.
The following tables reflect the consolidated Company’s and the Bank’s capital adequacy ratios at December 31, 2022 and 2021 as well as the minimum capital ratios required to be deemed “adequately capitalized” and “well capitalized” under the regulatory framework.

	As of December 31, 2022
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company Capital Ratios:
Tier I Capital	$166,082	7.98%	$83,229	4.00%	$104,036	5.00%
(to Average Assets)
Tier I Common Capital	$166,082	8.23%	$90,836	4.50%	$131,207	6.50%
(to Risk Weighted Assets)
Tier I Capital	$166,082	8.23%	$121,114	6.00%	$161,485	8.00%
(to Risk Weighted Assets)
Total Capital	$237,669	11.77%	$161,485	8.00%	$201,857	10.00%
(to Risk Weighted Assets)
Bank Capital Ratios:
Tier I Capital	$213,670	10.23%	$83,552	4.00%	$104,440	5.00%
(to Average Assets)
Tier I Capital	$213,670	10.54%	$91,190	4.50%	$131,718	6.50%
(to Risk Weighted Assets)
Tier I Common Capital	$213,670	10.54%	$121,586	6.00%	$162,115	8.00%
(to Risk Weighted Assets)
Total Capital	$231,105	11.40%	$162,115	8.00%	$202,643	10.00%

	As of December 31, 2021
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company Capital Ratios :
Tier I Capital	$143,148	7.23%	$79,204	4.00%	$99,005	5.00%
(to Average Assets)
Tier I Common Capital	$143,148	8.62%	$74,695	4.50%	$107,893	6.50%
(to Risk Weighted Assets)
Tier I Capital	$143,148	8.62%	$99,594	6.00%	$132,792	8.00%
(to Risk Weighted Assets)
Total Capital	$211,637	12.75%	$132,792	8.00%	$165,990	10.00%
(to Risk Weighted Assets)
Bank Capital Ratios:
Tier I Capital	$188,635	9.51%	$79,373	4.00%	$99,216	5.00%
(to Average Assets)
Tier I Capital	$188,635	11.38%	$74,616	4.50%	$107,779	6.50%
(to Risk Weighted Assets)
Tier I Common Capital	$188,635	11.38%	$99,489	6.00%	$132,652	8.00%
(to Risk Weighted Assets)
Total Capital	$203,095	12.25%	$132,652	8.00%	$165,814	10.00%
(to Risk Weighted Assets)

13. PARENT COMPANY ONLY FINANCIAL INFORMATION
The following table reflects the summary parent company only Statements of Condition for the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and due from banks	$8,977	$9,968
Investment in bank subsidiary	219,842	196,253
Other assets	8,213	5,954

Total assets	$237,032	$212,175

Liabilities:
Junior subordinated debt	$54,152	$54,028
Other Liabilities	10,626	7,393

Total liabilities	64,778	61,421
Shareholders’ equity	172,254	150,754

Total liabilities and shareholders’ equity	$237,032	$212,175

The following table reflects the summary parent company only Statements of Income for the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Interest expense	$(2,240)	$(1,477)
Non-interest expense	(727)	(543)

Income (loss) before provision for income taxes	(2,967)	(2,020)
Provision for income taxes	877	596

Income (loss) before equity in undistributed subsidiary income	(2,090)	(1,424)
Equity in undistributed subsidiary income	23,198	14,792

Net income	$21,108	$13,368

The following table reflects the summary parent company only Statements of Cash Flows for the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Cash flow from operating activities:
Net income	$21,108	$13,368
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiary income	(23,198)	(14,792)
Change in other assets and other liabilities, net	1,078	(4,157)

Net cash provided by (used for) operating activities	(1,012)	(5,581)

Cash flow from investing activities:
Investment in subsidiary	—	(30,000)

Net cash provided by (used for) investing activities	—	(30,000)

Cash flow from financing activities:
Proceeds from issuance of subordinated debt, net	—	34,224
Proceeds from exercised stock options	21	243

Net cash provided by (used for) financing activities	21	34,467

(Decrease) increase in cash and cash equivalents	(991)	(1,114)
Cash and cash equivalents, beginning of period	9,968	11,082

Cash and cash equivalents, end of period	$8,977	$9,968

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

The information required by this item with respect to our directors and certain corporate governance practices will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholder (the “Proxy Statement”) or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference to the Proxy Statement.

We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our Code of Business Conduct and Ethics can be found on our internet website located at www.californiabankofcommerce.com.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	739,753	$18.68	210,645
Equity compensation plans not approved by security holders	—	—	—

Total	739,753	$18.68	210,645

The remaining information required by this item will be contained in our Proxy Statement, or an amendment to this report, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022. Such information is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022. Such information is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022. Such information is incorporated herein by reference to the Proxy Statement.

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

(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp †

3.2	Amended and Restated Bylaws of California BanCorp †

4.1	Form of Certificate of Common Stock of California BanCorp †

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

4.3	Form of 5.00% Fixed-Floating Rate Subordinated Note due 2030 of California BanCorp (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2020.

4.4	Indenture, dated as of August 17, 2021, by and between California BanCorp and UMB Bank, National Association, as trustee, including the Form of 3.50% Fixed-to-Floating Rate Subordinated Note due 2031 of California BanCorp (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 17, 2021.

10.1	Form of Indemnification Agreement by and between California BanCorp and its directors and executive officers †

10.2	Form of Indemnification Agreement by and between California Bank of Commerce and its directors and executive officers †

10.3	Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 1, 2020)

10.4	Form of Stock Option Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.5	Form of Restricted Stock Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.7 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.6	Form of Stock Option Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.7	Form of Restricted Stock Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* (incorporated by reference to Exhibit 10.11 to the Company’s Form 10 filed with the SEC on March 4, 2020)

Exhibit Number	Description of Exhibit

10.8	Employment Agreement, effective May 7, 2018, by and between Steven E. Shelton and California Bank of Commerce* (incorporated by reference to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.9	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Steven E. Shelton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2022)*

10.10	Employment Agreement, effective May 20, 2019, by and between Thomas A. Sa and California Bank of Commerce* (incorporated by reference to Exhibit 10.13 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.11	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Thomas A. Sa (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 2, 2022)*

10.12	Employment Agreement, dated as of August 9, 2022, by and between California Bank of Commerce and Scott Myers (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2022)*

10.13	Employment Agreement, dated as of June 19, 2018, by and between California Bank of Commerce and Michele Wirfel (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 11, 2022)*

10.14	Employment Agreement, dated as of July 1, 2019, by and between California Bank of Commerce and Vivian Mui(incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed on August 11, 2022)*

10.15	Employment Agreement, dated as of March 10, 2016, by and between California Bank of Commerce and Thomas M. Dorrance(incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2022)*

10.16	First Amendment to Employment Agreement, dated as of June 19, 2018, by and between California Bank of Commerce and Thomas M. Dorrance(incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 11, 2022)*

10.17	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.18	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* (incorporated by reference to Exhibit 10.15 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.19	Form of Executive Supplemental Compensation Agreement by and between California Bank of Commerce and each of Scott Myers, Thomas M. Dorrance, Vivian Mui and Michele Wirfel (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 11, 2022)*

10.20	Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.18 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.21	Split-Dollar Agreement by and between California Bank of Commerce and Scott Myers (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2022)*

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of California BanCorp †

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	Incorporated by reference to the exhibit of the same number of the Company’s Form 10 filed with the SEC on March 4, 2020.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: March 24, 2023	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ Steven E. Shelton Steven E. Shelton	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023

By:	/s/ Thomas A. Sa Thomas A. Sa	President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 24, 2023

By:	/s/ Andrew J. Armanino Andrew J. Armanino	Director	March 24, 2023

By:	/s/ Stephen A. Cortese Stephen A. Cortese	Chairman	March 24, 2023

By:	/s/ Kevin J. Cullen Kevin J. Cullen	Director	March 24, 2023

By:	/s/ Stephen R. Dathe Stephen R. Dathe	Director	March 24, 2023

By:	/s/ Wayne S. Doiguchi Wayne S. Doiguchi	Director	March 24, 2023

By:	/s/ Rochelle G. Klein Rochelle G. Klein	Director	March 24, 2023

By:	/s/ Julie J. Levenson Julie J. Levenson	Director	March 24, 2023

By:	/s/ Frank L. Muller Frank L. Muller	Director	March 24, 2023

By:	/s/ Millicent C. Tracey Millicent C. Tracey	Director	March 24, 2023

By:	/s/ Edmond E. Traille Edmond E. Traille	Director	March 24, 2023