Form 10-Q
period 2023-03-31
California BanCorp
filed 2023-05-15
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Act).     YES  ☐    NO  ☒
Number of shares outstanding of the registrant’s common stock as of May 1, 2023: 8,358,070

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	March 31,	December 31,
	2023	2022
ASSETS:
Cash and due from banks	$15,121	$16,686
Federal funds sold	198,804	215,696

Total cash and cash equivalents	213,925	232,382
Investment securities:
Available for sale, at fair value	46,240	47,012
Held to maturity, at amortized cost, net of allowance for credit losses of $110 and $0 at March 31, 2023 and December 31, 2022, respectively	107,529	108,866

Total investment securities	153,769	155,878
Loans, net of allowance for credit losses of $15,382 and $17,005 at March 31, 2023 and December 31, 2022, respectively	1,603,646	1,578,456
Premises and equipment, net	2,848	3,072
Bank owned life insurance (BOLI)	25,334	25,127
Goodwill and other intangible assets	7,462	7,472
Accrued interest receivable and other assets	43,790	39,828

Total assets	$2,050,774	$2,042,215

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$740,650	$811,671
Interest bearing	976,960	980,069

Total deposits	1,717,610	1,791,740
Other borrowings	75,000	—
Junior subordinated debt securities	54,186	54,152
Accrued interest payable and other liabilities	25,417	24,069

Total liabilities	1,872,213	1,869,961
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,355,378 and 8,332,479 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	111,609	111,257
Retained earnings	68,082	62,297
Accumulated other comprehensive loss, net of taxes	(1,130)	(1,300)

Total shareholders’ equity	178,561	172,254

Total liabilities and shareholders’ equity	$2,050,774	$2,042,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income
Loans	$22,472	$14,886
Federal funds sold	1,760	136
Investment securities	1,307	902

Total interest income	25,539	15,924
Interest expense
Deposits	6,022	806
Borrowings and subordinated debt	760	592

Total interest expense	6,782	1,398
Net interest income	18,757	14,526
Provision for credit losses	358	950

Net interest income after provision for credit losses	18,399	13,576
Non-interest income
Service charges and other fees	863	889
Gain on the sale of loans	—	1,393
Other	244	252

Total non-interest income	1,107	2,534
Non-interest expense
Salaries and benefits	7,876	7,093
Premises and equipment	1,180	1,302
Professional fees	450	592
Data processing	608	608
Other	1,729	1,321

Total non-interest expense	11,843	10,916
Income before provision for income taxes	7,663	5,194
Provision for income taxes	2,212	1,521

Net income	$5,451	$3,673

Earnings per common share
Basic	$0.65	$0.44

Diluted	$0.64	$0.44

Average common shares outstanding	8,339,080	8,276,761

Average common and equivalent shares outstanding	8,492,067	8,392,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net Income	$5,451	$3,673
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	326	(5)
Unrealized losses on securities transferred from available for sale to held to maturity, net	—	(281)
Reclassification adjustment for securities transferred from available for sale to held to maturity in prior year, net	(61)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	2	2
Tax effect	(97)	86

Total other comprehensive income (loss)	170	(198)

Total comprehensive income	$5,621	$3,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2022	8,332,479	$111,257	$62,297	$(1,300)	$172,254
Adoption of new accounting standard	—	—	334	—	334
Stock awards issued and related compensation expense	34,560	631	—	—	631
Shares withheld to pay taxes on stock based compensation	(12,139)	(285)	—	—	(285)
Stock options exercised	478	6	—	—	6
Net income	—	—	5,451	—	5,451
Other comprehensive income	—	—	—	170	170

Balance at March 31, 2023	8,355,378	$111,609	$68,082	$(1,130)	$178,561

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754
Stock awards issued and related compensation expense	11,513	494	—	—	494
Shares withheld to pay taxes on stock based compensation	(7,459)	(173)	—	—	(173)
Stock options exercised	4,200	55	—	—	55
Shares withheld to pay exercise price on stock options	(1,653)	(34)	—	—	(34)
Net income	—	—	3,673	—	3,673
Other comprehensive loss	—	—	—	(198)	(198)

Balance at March 31, 2022	8,270,901	$109,815	$44,862	$(106)	$154,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$5,451	$3,673
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	358	950
Provision for deferred taxes	1,987	1,128
Depreciation	251	387
Deferred loan costs, net	276	(735)
Stock based compensation, net	346	321
Increase in cash surrender value of life insurance	(173)	(166)
Discount on retained portion of sold loans, net	(9)	(9)
Gain on sale of loans	—	(1,393)
(Decrease) increase in accrued interest receivable and other assets	(7,346)	605
(Increase) decrease in accrued interest payable and other liabilities	1,581	(5,223)

Net cash provided by (used for) operating activities	2,722	(462)

Cash flows from investing activities:
Purchase of investment securities	—	(75,023)
Proceeds from principal payments on investment securities	2,081	6,056
Proceeds from sale of loans	—	37,271
Net increase in loans	(23,842)	(59,693)
Capital calls on low income tax credit investments	(234)	(191)
Purchase of premises and equipment	(26)	(29)
Purchase of bank-owned life insurance policies	(34)	(36)

Net cash used for investing activities	(22,055)	(91,645)

Cash flows from financing activities:
Net decrease in customer deposits	(74,130)	(79,616)
Paydown of long term borrowing, net	—	(24,221)
Proceeds from short term and overnight borrowings, net	75,000	(50,000)
Proceeds from exercised stock options, net	6	21

Net cash provided by (used for) financing activities	876	(153,816)

Decrease in cash and cash equivalents	(18,457)	(245,923)
Cash and cash equivalents, beginning of period	232,382	470,456

Cash and cash equivalents, end of period	$213,925	$224,533

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$—	$49,889
Recording of right to use assets and operating lease liabilities	$6,127	$—
Cash paid during the year for:
Interest	$6,095	$2,023
Income taxes	$—	$—
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
and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Actual results may differ from those estimates used in the Consolidated Financial Statements and related notes. Material estimates that are particularly susceptible to significant changes in the near term include estimates relating to: the determination of the allowance for credit losses; certain assets and liabilities carried at fair value; and accounting for income taxes.
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
The Company completed an interim impairment analysis of goodwill as of March 31, 2023 and determined there was no impairment.
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

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Net income available to common shareholders	$5,451	$3,673
Weighted average basic common shares outstanding	8,339,080	8,276,761
Add: dilutive potential common shares	152,987	116,041

Weighted average diluted common shares outstanding	8,492,067	8,392,802
Basic earnings per share	$0.65	$0.44

Diluted earnings per share	$0.64	$0.44

Adoption of New Accounting Standards and Related Accounting Policies
On January 1, 2023, the Company adopted
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
Instruments—Credit Losses—Measured at Amortized Cost. The adoption of this accounting guidance did not have a material impact on the Company’s Consolidated Financial Statements.
On January 1, 2023, the Company adopted
ASU
2016-13
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326)
. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity
debt securities, and some
off-balance
sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses (“ACL”).

The Company adopted ASC 326, and all related subsequent amendments thereto, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance
sheet credit exposures. The transition adjustment of the adoption of CECL included a decrease in the allowance for credit losses on loans of $1.8 million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $1.4 million, which is recorded within other liabilities. Additionally, the Company recorded an allowance for credit losses for held to maturity securities of $110,000, which is presented as a reduction to held to maturity securities outstanding. The Company recorded a net increase to retained earnings of $334,000 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).
The following accounting policies have been updated/implemented in connection with the adoption of CECL and should be read in conjunction with the significant accounting policies contained in our 2022 Form
10-K
filed on March 24, 2023.

•	Allowance for Credit Losses on Loans
The ACL on loans represents the Company’s estimate of expected lifetime credit losses for its loans at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio as of the date of the consolidated statements of financial condition. The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude for the estimate of expected credit losses. The ACL on loans is increased by the provision for credit losses on loans, which is charged against current period operating results, and decreased by reversals of credit loss provisions as well as loan charge-offs, net of recoveries.
Management’s determination of the ACL on loans is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. Loans with similar risk characteristics are collectively assessed within pools (or segments).
The discounted cash flow (“DCF”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan’s contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan’s origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, the method incorporates the time value of money and reflects the credit risk inherent in the loan.
The Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year
period. The Company considers economic forecasts of national gross domestic product, unemployment rates from the Federal Open Market Committee, and the House Price Index to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank’s and peer bank data obtained from publicly-available sources.
Additionally, management considers qualitative and environmental factors that are likely to cause estimated credit losses within the Company’s existing portfolio to differ from historical loss (or peer) experience. Qualitative and environmental factors may include: consideration in trends of delinquencies, nonaccrual loans, and charged-off
loans; trends in underlying collateral; effects in changes of lending policy and underwriting; regional and local economic trends; and conditions and concentrations of credit.

•	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company maintains an ACL on unfunded loan commitments and other off-balance
sheet credit exposures, if applicable, as part of other liabilities and accrued expenses in the consolidated statements of financial condition. Adjustments to the ACL on off-balance
sheet credit exposures are made through a charge to provision for credit losses in the Company’s consolidated statements of income. The ACL on unfunded loan commitments is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees.

•	Allowance for Credit Losses on Available for Sale Securities
For available for sale securities in an unrealized loss position, the Company initially assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost is written down to fair value through income. For available for sale securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists an allowance for credit losses is recorded, through a charge to the provision to credit losses, to the extent that the fair value is less than the amortized cost basis. Accrued interest receivable on available for sale securities is excluded from the estimate of credit losses. The Company did not have any available for sale securities that required an ACL at March 31, 2023.

•	Allowance for Credit Losses on Held to Maturity Securities
The Company measures expected credit losses on held to maturity investment securities on a collective basis by major security type. Accrued interest receivable on held to maturity investment securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Changes in the ACL for held to maturity securities are recorded through the provision for credit losses in the consolidated statements of income.
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2023 and December 31, 2022.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31 2023:
Mortgage backed securities	$17,504	$29	$(792)	$16,741
Government agencies	29,835	—	(819)	29,016
Corporate bonds	431	52	—	483

Total available for sale securities	$47,770	$81	$(1,611)	$46,240

Mortgage backed securities	$60,305	$—	$(6,924)	$53,381
Government agencies	2,995	—	(451)	2,544
Corporate bonds	44,229	52	(3,679)	40,602

Total held to maturity securities	$107,529	$52	$(11,054)	$96,527

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company adopted ASC 326 on January 1, 2023. At the time of adoption, the Company had no available for sale securities that required an allowance for credit losses under ASC 326, and had held to maturity securities that required an allowance for credit losses of $110,000. The allowance for credit losses pertained primarily to corporate bonds and was presented as a reduction to held to maturity securities outstanding. During the first quarter of 2023, there were no charge-offs or recoveries of securities and no additional provision for credit losses was required.
At March 31, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments, nor did the Company have any securities held to maturity that were classified as non-accrual.
The Company did not purchase any investment securities during the three months ended March 31, 2023. The Company purchased 7 available for sale securities for $34.2 million and 10 held to maturity securities for $40.8 million during the three months ended March 31, 2022. The Company did not sell any investment securities during the three months ended March 31, 2023 and 2022.
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
Net unrealized losses on available for sale investment securities totaling $1.5 million were recorded, net of deferred tax assets, as accumulated other comprehensive income within shareholders’ equity at March 31, 2023. Net unrealized gains on available for sale investment securities totaling $1.9 million were recorded, net of deferred tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2022.
The following table summarizes unrealized losses for investment securities at March 31, 2023 and December 31, 2022 aggregated by major security type and length of time in a continuous unrealized loss position. Investment securities at March 31, 2023 reflect the disclosure requirements required by the Company’s adoption of ASC 326, and investment securities at December 31, 2022 are presented based upon prior accounting standards.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At March 31, 2023:
Mortgage backed securities	$3,643	$(178)	$10,727	$(614)	$14,370	$(792)
Government agencies	19,376	(526)	9,640	(293)	29,016	(819)

Total available for sale securities	$23,019	$(704)	$20,367	$(907)	$43,386	$(1,611)

At December 31, 2022:
Mortgage backed securities	$10,920	$(537)	$4,347	$(360)	$15,267	$(897)
Government agencies	28,765	(1,043)	—	—	28,765	(1,043)

Total available for sale securities	$39,685	$(1,580)	$4,347	$(360)	$44,032	$(1,940)

Mortgage backed securities	$32,271	$(5,244)	$21,445	$(2,403)	$53,716	$(7,647)
Government agencies	—	—	2,456	(627)	2,456	(627)
Corporate bonds	14,607	(1,143)	22,880	(2,596)	37,487	(3,739)

Total held to maturity securities	$46,878	$(6,387)	$46,781	$(5,626)	$93,659	$(12,013)

At March 31, 2023 the Company’s investment security portfolio consisted of 60 securities, 54 of which were in an unrealized loss position. At December 31, 2022 the Company’s investment security portfolio consisted of 60 securities, 55 of which were in an unrealized loss position. Management believes that changes in the market value since purchase are primarily attributable to changes in interest rates and relative illiquidity. Because the Company does not intend to sell and is unlikely to be required to sell until a recovery of fair value, which may be at maturity, the Company determined that there was no expected credit loss at March 31, 2023 and did not consider any investments to be other-than-temporarily impaired at December 31, 2022.

The following table summarizes the scheduled maturities of the Company’s investment securities as of March 31, 2023.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Less that one year	$7,481	$7,342	$10,763	$10,640
One to five years	29,199	28,413	12,736	12,170
Five to ten years	—	—	32,033	29,651
Beyond ten years	2,073	2,047	20,924	16,886
Securities not due at a single maturity date	9,017	8,438	31,073	27,180

Total investment securities	$47,770	$46,240	$107,529	$96,527

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
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of March 31, 2023 and December 31, 2022 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$656,519	634,535
Real estate - other	853,431	848,241
Real estate - construction and land	63,928	63,730
SBA	5,610	7,220
Other	37,775	39,695

Total loans, gross	1,617,263	1,593,421
Deferred loan origination costs, net	1,765	2,040
Allowance for credit losses	(15,382)	(17,005)

Total loans, net	$1,603,646	1,578,456

The Company categorizes its loan portfolio into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. The Company uses the following definitions for risk ratings:
Special Mention: A Special Mention credit has potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard: Substandard credits are assets are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: A Doubtful credit has all the weaknesses inherent in Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually, as part of the above described process, are considered to be pass-rated loans.

The following table reflects the Company’s recorded investment in loans by credit quality indicators and by year of origination as of March 31, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Pass	$20,500	$161,989	$69,687	$115,077	$255,353	$622,606
Special mention	—	13,806	4,655	933	12,806	32,200
Substandard	—	—	—	1,552	161	1,713

Total	$20,500	$175,795	$74,342	$117,562	$268,320	$656,519

Current period gross charge-offs	$—	$—	$—	$—	$247	$247
Real estate - other
Pass	$10,938	$203,241	$217,300	$321,426	$87,591	$840,496
Special mention	—	—	3,190	5,116	—	8,306
Substandard	—	—	—	4,629	—	4,629

Total	$10,938	$203,241	$220,490	$331,171	$87,591	$853,431

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Real estate - construction and land
Pass	$—	$10,074	$46,207	$5,958	$—	$62,239
Special mention	—	—	—	—	—	—
Substandard	—	—	—	1,689	—	1,689

Total	$—	$10,074	$46,207	$7,647	$—	$63,928

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
SBA
Pass	$—	$782	$317	$3,339	$111	$4,549
Special mention	—	—	—	478	—	478
Substandard	—	—	—	583	—	583

Total	$—	$782	$317	$4,400	$111	$5,610

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Other
Pass	$—	$1,797	$—	$35,855	$83	$37,735
Special mention	—	40	—	—	—	40
Substandard	—	—	—	—	—	—

Total	$—	$1,837	$—	$35,855	$83	$37,775

Current period gross charge-offs	$—	$—	$—	$—	$—	$—

Total
Pass	$31,438	$377,883	$333,511	$481,655	$343,138	$1,567,625
Special mention	—	13,846	7,845	6,527	12,806	41,024
Substandard	—	—	—	8,453	161	8,614

Total	$31,438	$391,729	$341,356	$496,635	$356,105	$1,617,263

Current period gross charge-offs	$—	$—	$—	$—	$247	$247

The following table reflects the loan portfolio allocated by the Company’s credit quality indicators as of December 31, 2022.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2022:
Grade:
Pass	$613,395	$840,993	$62,031	$6,132	$39,695	$1,562,246
Special Mention	18,157	2,602	—	490	—	21,249
Substandard	2,983	4,646	1,699	598	—	9,926

Total	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

The following table reflects an aging analysis of the loan portfolio by the time past due at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-Accrual	Current	Total
As of March 31, 2023:
Commercial and industrial	$344	$161	$20	$—	$655,994	$656,519
Real estate - other	5,122	—	—	—	848,309	853,431
Real estate - construction and land	—	—	—	—	63,928	63,928
SBA	40	—	—	222	5,348	5,610
Other	—	—	—	—	37,775	37,775

Total loans, gross	$5,506	$161	$20	$222	$1,611,354	$1,617,263

As of December 31, 2022:
Commercial and industrial	$—	$—	$—	$1,028	$633,507	$634,535
Real estate - other	3,160	—	—	—	845,081	848,241
Real estate - construction and land	—	—	—	—	63,730	63,730
SBA	—	—	—	222	6,998	7,220
Other	—	—	—	—	39,695	39,695

Total loans, gross	$3,160	$—	$—	$1,250	$1,589,011	$1,593,421

The Company measures expected credit losses on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.
As of March 31, 2023 and December 31, 2022, the Company determined that certain loans did not share risk characteristics with other loans in the portfolio and therefore evaluated these loans for expected credit losses/impairment on an individual basis.

The loans individually evaluated were classified as nonaccrual and were collateral dependent. The following table reflects the evaluation methodology applied to gross loans by portfolio segment and the related allowance for credit losses as of March 31, 2023 and allowance for loan losses as of December 31, 2022 under ASC 326 and the previous accounting standard, respectively.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of March 31, 2023:
Gross loans:
Loans individually evaluated for expected credit loss	$—	$—	$—	$222	$—	$222
Loans collectively evaluated for expected credit loss	656,519	853,431	63,928	5,388	37,775	1,617,041

Total gross loans	$656,519	$853,431	$63,928	$5,610	$37,775	$1,617,263

Allowance for credit losses:
Loans individually evaluated for expected credit loss	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for expected credit loss	10,719	2,943	743	42	935	15,382

Total allowance for credit losses	$10,719	$2,943	$743	$42	$935	$15,382

As of December 31, 2022:
Gross loans:
Loans individually evaluated for impairment	$1,028	$—	$—	$222	$—	$1,250
Loans collectively evaluated for impairment	633,507	848,241	63,730	6,998	39,695	1,592,171

Total gross loans	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

Allowance for loan losses:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,620	5,322	884	132	47	17,005

Total allowance for loan losses	$10,620	$5,322	$884	$132	$47	$17,005

The following table reflects information related to loans individually evaluated for expected credit losses/impairment as of March 31, 2023 and December 31, 2022 under ASC 326 and the previous accounting standard, respectively.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2023:
With no related allowance recorded:
SBA	$222	$896	$—	$222	$—
With an allowance recorded:
SBA	$—	$—	$—	$—	$—
Total:
SBA	$222	$896	$—	$222	$—
As of December 31, 2022:
With no related allowance recorded:
Commercial and industrial	$1,028	$1,678	$—	$1,028	$—
SBA	$222	$896	$—	$227	$4
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
SBA	$—	$—	$—	$—	$—
Total:
Commercial and industrial	$1,028	$1,678	$—	$1,028	$—
SBA	$222	$896	$—	$227	$4
The recorded investment in loans individually evaluated for expected credit losses/impairment in the table above excludes interest receivable and net deferred origination costs due to their immateriality.

The following tables reflect the changes in, and allocation of, the allowance for credit losses and allowance for loan losses by portfolio segment for the three months ended March 31, 2023 and 2022 under ASC 326 and the previous accounting standard, respectively.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended March 31, 2023:
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,912	(654)	(142)	1	(653)	464
Charge-offs	(247)	—	—	—	—	(247)
Recoveries	—	—	—	—	—	—

Ending balance	$10,719	$2,943	$743	$42	$935	$15,382

Alowance for credit losses / gross loans	1.63%	0.34%	1.16%	0.75%	2.48%	0.95%
Net recoveries (charge-offs) / gross loans	-0.04%	0.00%	0.00%	0.00%	0.00%	-0.02%
Three months ended March 31, 2022:
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	323	556	102	(26)	(5)	950
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$8,876	$5,080	$783	$283	$10	$15,032

Alowance for loan losses / gross loans	1.70%	0.68%	1.53%	0.64%	0.02%	1.07%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Interest forgone on nonaccrual loans totaled $42,000 and $17,000 for the three months ended March 31, 2023 and 2022, respectively. There was no interest recognized on a cash-basis on loans individually evaluated for expected credit losses/impairment during the three months ended March 31, 2023 and 2022 under ASC 326 and the previous accounting standard, respectively.
Modifications Made to Borrowers Experiencing Financial Difficulty
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, therefore a change to the allowance for credit losses is generally not recorded upon modification.
At March 31, 2023 and December 31, 2022, the Company had no recorded investments or commitments related to loans with terms that had been modified to borrowers experiencing financial difficulties. Additionally, the Company had no loan modifications with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2023.

4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At March 31, 2023, amounts pledged and available borrowing capacity under such limits were approximately $458.2 million and $370.3 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $484.1 million and $393.0 million, respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At March 31, 2023, amounts pledged and available borrowing capacity under such limits were approximately $401.2 million and $275.2 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $386.1 million and $335.1 million, respectively. In March 2023, the Company secured a $25.0 million FHLB short term borrowing maturing on April 3, 2023 at a fixed rate of 5.11%. This FHLB short term borrowing had an outstanding balance of $25.0 million at March 31, 2023. Also, in March 2023, the Company secured a $50.0 million FHLB short term borrowing maturing on May 1, 2023 at a fixed rate of 5.02%. This FHLB short term borrowing had an outstanding balance of $50.0 million at March 31, 2023.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $123.0 million. There were no borrowings outstanding under these arrangements at March 31, 2023 and December 31, 2022.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a six month term at a rate of Prime plus 0.40%. At March 31, 2023 and December 31, 2022, no borrowings were outstanding under this line of credit.
The Company entered into a three year borrowing arrangement with a correspondent bank on April 27, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at March 31, 2023 and December 31, 2022.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At March 31, 2023 and December 31, 2022, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At March 31, 2023 and December 31, 2022, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At March 31, 2023 and December 31, 2022, the Company had outstanding unfunded commitments for loans of approximately $592.4 million and $644.1 million, respectively.
The outstanding unfunded commitments for loans at March 31, 2023 was comprised of fixed rate commitments of approximately $42.2 million and variable rate commitments of approximately $550.2 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of March 31, 2023.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$17,091	$3,892	$4,593	$25,576
Interest rate between 4.00% and 5.00%	—	7,717	117	7,834
Interest rate greater than or equal to 5.00%	2,844	4,861	1,085	8,790

Total unfunded fixed rate loan commitments	$19,935	$16,470	$5,795	$42,200

The Company records an allowance for credit losses on
off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements. The allowance for credit losses on off-balance
sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses related to unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets and was $1.7 million and $430,000 at March 31, 2023 and December 31, 2022, respectively.
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023.

(Dollars in thousands)	March 31, 2023
Balance at December 31, 2022	$430
Adoption of new accounting standard	1,397
Provision for credit losses	(106)

Balance at March 31, 2023	$1,721

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2030, with certain leases containing either three, five, or seven year renewal options.
The following table reflects the quantitative information for the Company’s leases for the three months ended, and as of, March 31, 2023.

March 31,
(Dollars in thousands)	2023
Operating lease cost (cost resulting from lease payments)	$488
Operating lease - operating cash flows (fixed payments)	$434
Operating lease - ROU assets	$10,203
Operating lease - liabilities	$11,669
Weighted average lease term - operating leases	4.6 years
Weighted average discount rate - operating leases	4.17%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of March 31, 2023.

March 31,
(Dollars in thousands)	2023
2023	$1,219
2024	2,414
2025	2,486
2026	2,451
2027	1,402
Thereafter	3,140

Total undiscounted cash flows	13,112
Discount on cash flows	(1,443)

Total lease liability	$11,669

Rent expense included in premises and equipment expense totaled $488,000 and $497,000 for the three months ended March 31, 2023 and 2022, respectively.
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
At March 31, 2023, uninsured deposits at financial institutions were approximately $1.8 million. At December 31, 2022, uninsured deposits at financial institutions were approximately $2.9 million.

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 and December 31, 2022 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Financial assets:
Cash and cash equivalents	$213,925	$213,925	$—	$—	$213,925
Investment securities:
Available for sale	46,240	—	46,240	—	46,240
Held to Maturity	107,529		89,136	7,391	96,527
Loans, net	1,603,646	—	—	1,546,878	1,546,878
Accrued interest receivable	8,340	—	884	7,456	8,340
Financial liabilities:
Deposits	$1,717,610	$1,388,313	$329,217	$—	$1,717,530
Other borrowings	75,000	—	—	75,000	75,000
Subordinated debt	54,186	—	—	48,943	48,943
Accrued interest payable	2,365	—	2,259	106	2,365
As of December 31, 2022:
Financial assets:
Cash and due from banks	$232,382	$232,382	$—	$—	$232,382
Investment securities:
Available for sale	47,012	—	47,012	—	47,012
Held to Maturity	108,866		89,433	7,450	96,883
Loans, net	1,578,456		—	1,519,903	1,519,903
Accrued interest receivable	7,769	—	926	6,843	7,769
Financial liabilities:
Deposits	$1,791,740	$1,520,502	$271,178	$—	$1,791,680
Other borrowings	—	—	—	—	—
Subordinated debt	54,152	—	—	49,027	49,027
Accrued interest payable	1,678	—	1,007	671	1,678
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
Loans - Fair values of loans for March 31, 2023 and December 31, 2022 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.

Loans individually evaluated for expected credit losses/impairment - Certain loans are individually evaluated on a quarterly basis for additional expected credit losses/impairment and adjusted accordingly. The fair value of loans that are individually evaluated with specific allocations of the allowance for credit losses that are secured by real property is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The methods utilized to estimate the fair value of individually evaluated loans do not necessarily represent an exit price.
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
Off Balance Sheet Instruments - Fair values for
off-balance
sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, and taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2023:
Investments available for sale:
Mortgage backed securities	$16,741	$—	$16,741	$—
Government agencies	29,016	—	29,016	—
Corporate bonds	483	—	483	—

Total assets measured at fair value on a recurring basis	$46,240	$—	$46,240	$—

As of December 31, 2022:
Investments available for sale:
Mortgage backed securities	$17,758	$—	$17,758	$—
Government agencies	28,766	—	28,766	—
Corporate bonds	488	—	488	—

Total assets measured at fair value on a recurring basis	$47,012	$—	$47,012	$—

Fair values for
available-for-sale
investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used. Additionally, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at
March
31, 2023 and December 31, 2022 or during the quarter ended March 31, 2023.
Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of March 31, 2023 and December 31, 2022.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of March 31, 2023:
Individually evaluated loans - SBA	$222	$—	$—	$222

Total assets measured at fair value on a non-recurring basis	$222	$—	$—	$222

As of December 31, 2022:
Impaired loans - Commercial	$1,028	$—	$—	$1,028
Impaired loans - SBA	222	—	—	222

Total assets measured at fair value on a non-recurring basis	$1,250	$—	$—	$1,250

The fair value of individually evaluated loans is based upon independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less selling costs, generally. Level 3 fair value measurement includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and loans collateralized by real property and other business asset collateral where a specific reserve has been established or a charge-off
has been recorded. The unobservable inputs and qualitative information about the unobservable inputs are based on management’s best estimates of appropriate discounts in arriving at fair market value. Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, a change in either direction of actual loss rates would have a directionally opposite change in the calculation of the fair value of individually evaluated loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2023 and December 31, 2022 and our results of operations for the three months ended March 31, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

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

In addition to the risk of incurring loan losses and provision for credit losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy, any of which could cause us to incur losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur credit losses and adversely affect our results of operations in the future; changes in prevailing interest rates, which may adversely affect our interest margins, net interest income and the value of our investment securities; the risk that we will not be able to manage our liquidity, interest rate or operational risks effectively, in which event our operating results or financial condition could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; the impacts of inflation; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent filings we may make with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2023.

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

Overview

California BanCorp (the “Company,” “we” or “us”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”). The Bank has a full service branch in California located in Contra Costa County and 4 loan production offices in California located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.

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

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K and in Note 1 to our unaudited financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations – Three Months Ended March 31, 2023 and 2022:

Overview

For the three months ended March 31, 2023 and March 31, 2022, net income was $5.5 million and $3.7 million, respectively, representing an increase of $1.8 million, or 48%. Compared to the same period last year, net interest income after the provision for credit losses increased by $4.8 million, which was offset by a decrease in non-interest income of $1.4 million, an increase in non-interest expense of $927,000 and an increase in the provision for income taxes of $691,000.

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

Net interest income for the three months ended March 31, 2023, was $18.8 million, an increase of $4.2 million, or 29% from $14.5 million for the same period in 2022. The increase in net interest income was primarily attributable to the rising interest rate environment combined with a more favorable mix of higher yielding earning assets offset, in part, by an increase in the cost of total deposits.

Average total interest-earning assets were $1.89 billion in the first quarter of 2023 compared to $1.85 billion for the same period during 2022. For the quarter ended March 31, 2023, the yield on average earning assets increased 197 basis points to 5.47% from 3.50% for the quarter ended March 31, 2022. The yield on total average gross loans in the three months ended March 31, 2023 was 5.76%, representing an increase of 136 basis points compared to 4.40% in the same period one year earlier. For the three months ended March 31, 2023 compared to the same period in 2022, the yield on average investment securities increased 61 basis points to 3.43% from 2.82%.

For the three months ended March 31, 2023, average loans increased $211.1 million, or 15%, from the quarter ended March 31, 2022 while average deposit balances increased $47.9 million, or 3%, for the same period. As a result, the average loan to deposit ratio for the first quarter of 2023 was 93.08% compared to 83.00% for the first quarter of 2022.

Of the $211.1 million increase in average loan balances year over year, average commercial and real estate other loans increased by $148.8 million and $135.6 million, respectively, as a result of organic growth. These increases were partially offset by a decrease in average SBA loans of $55.0 million primarily due to PPP loan forgiveness and a decrease in other loans of $38.7 million.

Of the $47.9 million increase in average total deposit balances year over year, $161.0 million was attributable to time deposits, offset by a decrease in money market and savings accounts of $96.4 million, and a decrease in demand accounts of $16.6 million. The cost of interest-bearing deposits was 2.46% during the quarter ended March 31, 2023 compared to 0.36% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances increased by 121 basis points to 1.41% in the first quarter of 2023 compared to 0.20% in the first quarter of 2022.

As a result, the net interest margin increased by 83 basis points to 4.02% for the three months ended March 31, 2023, compared to 3.19% for the three months ended March 31, 2022.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023			2022
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,582,332	5.76%	$22,472	$1,371,187	4.40%	$14,886
Federal funds sold	156,941	4.55%	1,760	345,394	0.16%	136
Investment securities	154,667	3.43%	1,307	129,644	2.82%	902

Total interest earning assets	1,893,940	5.47%	25,539	1,846,225	3.50%	15,924

Noninterest-earning assets:
Cash and due from banks	18,098			18,748
All other assets (2)	62,247			63,569

TOTAL	$1,974,285			$1,928,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$34,032	0.08%	$7	$38,197	0.10%	$9
Money market and savings	626,666	2.01%	3,104	723,109	0.37%	665
Time	310,246	3.81%	2,911	149,293	0.36%	132
Other	71,108	4.33%	760	100,664	2.39%	592

Total interest-bearing liabilities	1,042,052	2.64%	6,782	1,011,263	0.56%	1,398

Noninterest-bearing liabilities:
Demand deposits	728,986			741,414
Accrued expenses and other liabilities	26,326			22,325
Shareholders’ equity	176,921			153,540

TOTAL	$1,974,285			$1,928,542

Net interest income and margin (3)		4.02%	$18,757		3.19%	$14,526

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan (costs) fees of $(226,000) and $318,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $17.0 million and $14.1 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2023 and 2022. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$2,999	$4,587	$7,586
Federal funds sold	(2,113)	3,737	1,624
Investment securities	211	194	405
Interest expense:
Deposits
Demand	(1)	(1)	(2)
Money market and savings	(478)	2,917	2,439
Time	1,510	1,269	2,779
Other borrowings	(316)	484	168

Net interest income	$382	$3,849	$4,231

Interest Income

Interest income increased by $9.6 million in the first quarter of 2023 compared to the same period of 2022, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at March 31, 2023 and March 31, 2022 was 8.00% and 3.50%, respectively. Interest earned on our loan portfolio of $22.5 million in the first quarter of 2023 represented an increase of $7.6 million, or 51%, compared to $14.9 million for the first quarter of 2022.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on federal funds sold of $1.8 million for the three months ended March 31, 2023 compared to $136,000 for the same period in the prior year. Interest earned on investment securities of $1.3 million for the three months ended March 31, 2023 compared to $902,000 for the three months ended March 31, 2022.

Interest Expense

Interest expense increased by $5.4 million in the first quarter of 2023 compared to the same period of 2022, primarily due to the effect of increased rates paid on interest-bearing deposits and other borrowings. The average rate paid on interest-bearing liabilities in the first quarter of 2023 compared to the same period one year earlier increased 208 basis point to 0.56% from 2.64%.

Provision for Credit Losses

The provision for credit losses of $358,000 for the three months ended was comprised of $464,000 pertaining to the ACL on loans, partially offset by a release of reserves pertaining to the ACL for unfunded loan commitments of $106,000.

The provision for credit losses for the first quarter of 2023 compared to a provision for loan losses of $950,000 for the first quarter of 2022. The Company had net loan charge-offs of $247,000, or 0.02% of gross loans, during the first quarter of 2023 compared to net loan recoveries of $1,000, or 0.00% of gross loans, in the same period of 2022. The allowance for credit losses as a percent of outstanding loans was 0.95% at March 31, 2023 and 1.07% at December 31, 2022.

Non-interest Income

The following table reflects the major components of the Company’s non-interest income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Service charges and other fees	$863	$889	$(26)	-3%
Gain on sale of loans	—	1,393	(1,393)	0%
Earnings on BOLI	173	165	8	5%
Other	71	87	(16)	-18%

Total non-interest income	$1,107	$2,534	$(1,427)	-56%

Non-interest income decreased by $1.4 million, or 56% in the first quarter of 2023, compared to the first quarter of 2022. The decrease was primarily the result of recognizing a gain on the sale of a portion of our solar loan portfolio in the prior year.

Non-interest Expense

The following table reflects the major components of the Company’s non-interest expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and benefits	$7,876	$7,093	$783	11%
Premises and equipment	1,180	1,302	(122)	-9%
Professional fees	450	592	(142)	-24%
Data processing	608	608	—	0%
Other	1,729	1,321	408	31%

Total non-interest expense	$11,843	$10,916	$927	9%

Non-interest expense was $11.8 million and $10.9 million for the three months ended March 31, 2023 and 2022, respectively. Excluding capitalized loan origination costs, non-interest expense for the first quarter of 2023 was $12.5 million compared to $11.9 million for the first quarter of 2022, representing an increase of $594,000, or 5%. The increase in non-interest expense, excluding capitalized origination costs, from the first quarter of 2022 was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business.

For the three months ended March 31, 2023 and 2022, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 59.62% and 63.99%, respectively.

Provision for Income Taxes

Income tax expense was $2.2 million for the first quarter of 2023 compared to $1.5 million for the same period in prior year. The effective tax rates for those time periods were 28.9% and 29.3%, respectively.

Financial Condition:

Overview

Total assets of the Company were $2.05 billion as of March 31, 2023 compared to $2.04 billion as of December 31, 2022. The increase in total assets from year-end was primarily due to growth of the loan portfolio, partially offset by decreased liquidity related to the seasonal outflow of deposits that occurs at the beginning of the year for many of our business clients.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances increased by $23.8 million, or 1%, from December 31, 2022 to March 31, 2023 primarily due to organic growth in the commercial and industrial and real estate other loan portfolios, partially offset by a reduction in SBA loans and other loans related to the ordinary course of business.

The loan portfolio at March 31, 2023 was comprised of approximately 41% of commercial and industrial loans compared to 40% at December 31, 2022. In addition, commercial real estate loans comprised 57% of our loans at March 31, 2023 and at December 31, 2022. A substantial percentage of the commercial real estate loans are considered owner-occupied loans. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$656,519	634,535
Real estate - other	853,431	848,241
Real estate - construction and land	63,928	63,730
SBA	5,610	7,220
Other	37,775	39,695

Total loans, gross	1,617,263	1,593,421
Deferred loan origination costs, net	1,765	2,040
Allowance for credit losses	(15,382)	(17,005)

Total loans, net	$1,603,646	1,578,456

Commercial and industrial	41%	40%
Real estate - other	53%	53%
Real estate - construction and land	4%	4%
SBA	0%	1%
Other	2%	2%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of March 31, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$215,092	$315,713	$125,714	$—	$656,519
Real estate - other	41,065	391,444	409,479	11,443	853,431
Real estate - construction and land	44,619	11,318	7,991	—	63,928
SBA	866	986	2,935	823	5,610
Other	306	2,049	—	35,420	37,775

Total loans, gross	$301,948	$721,510	$546,119	$47,686	$1,617,263

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates	Total
Commercial and industrial	$180,115	$476,404	$656,519
Real estate - other	570,715	282,716	853,431
Real estate - construction and land	7,554	56,374	63,928
SBA	926	4,684	5,610
Other	37,403	372	37,775

Total loans, gross	$796,713	$820,550	$1,617,263

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no other real estate owned at March 31, 2023. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured.

The following table presents information regarding the Company’s nonperforming and modified loans as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$222	$1,250
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	222	1,250
Foreclosed assets	—	—

Total nonperforming assets	$222	$1,250

Modified loans	$—	$—

Nonperforming loans / gross loans	0.01%	0.08%
Allowance for credit losses / nonperforming loans	6928.83%	1360.40%

Allowance for Credit Losses

Effective January 1, 2023, the Company adopted the Current Expected Credit Losses (CECL) Methodology for estimating the allowance for credit losses. Our allowance for credit losses is maintained at a level management believes is adequate to account for expected credit losses in the loan portfolio as of the reporting date. We determine the allowance based on a quarterly evaluation of risk.

Our allowance is established through charges to the provision for credit losses. Loans, or portions of loans, deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance for credit losses. The allowance is decreased by the reversal of prior provisions when the total allowance balance is deemed excessive for the risks inherent in the portfolio. The allowance for credit losses balance is neither indicative of the specific amounts of future charge-offs that may occur, nor is it an indicator of any future loss trends.

The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended March 31, 2023:
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,912	(654)	(142)	1	(653)	464
Charge-offs	(247)	—	—	—	—	(247)
Recoveries	—	—	—	—	—	—

Ending balance	$10,719	$2,943	$743	$42	$935	$15,382

Alowance for credit losses / gross loans	1.63%	0.34%	1.16%	0.75%	2.48%	0.95%
Net recoveries (charge-offs) / gross loans	-0.04%	0.00%	0.00%	0.00%	0.00%	-0.02%
Three months ended March 31, 2022:
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	323	556	102	(26)	(5)	950
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$8,876	$5,080	$783	$283	$10	$15,032

Alowance for loan losses / gross loans	1.70%	0.68%	1.53%	0.64%	0.02%	1.07%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

During the first quarter of 2022, the Company re-designated certain securities previously classified as available for sale to the held to maturity classification. The securities re-designated consisted of mortgage backed securities and government agencies with a total carrying value of $49.9 million at December 31, 2022. At the time of re-designation the securities included $281,000 of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of March 31, 2023 and December 31, 2022.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31 2023:
Mortgage backed securities	$17,504	$29	$(792)	$16,741
Government agencies	29,835	—	(819)	29,016
Corporate bonds	431	52	—	483

Total available for sale securities	$47,770	$81	$(1,611)	$46,240

Mortgage backed securities	$60,305	$—	$(6,924)	$53,381
Government agencies	2,995	—	(451)	2,544
Corporate bonds	44,229	52	(3,679)	40,602

Total held to maturity securities	$107,529	$52	$(11,054)	$96,527

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

At the time of adopting ASC 326, the Company had no available for sale securities that required an allowance for credit losses under ASC 326, and had held to maturity securities that required an allowance for credit losses of $110,000. The allowance for credit losses pertained primarily to corporate bonds and was presented as a reduction to held to maturity securities outstanding. During the first quarter of 2023, there were no charge-offs or recoveries of securities and no additional provision for credit losses was required.

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services. At March 31, 2023, insured and collateralized deposits represented 53% of the total deposit portfolio and uninsured deposits represented 47% of the total deposit portfolio.

Additionally, at March 31, 2023, approximately 43% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at March 31, 2023 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 38% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at March 31, 2023, which provide our customers with interest and liquidity. Time deposits comprised the remaining 19% of our deposits at March 31, 2023.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At March 31, 2023:
Demand noninterest-bearing	$740,650	43%
Demand interest-bearing	30,798	2%
Money market and savings	616,864	36%
Time	329,298	19%

Total deposits	$1,717,610	100%

At December 31, 2022:
Demand noninterest-bearing	$811,671	45%
Demand interest-bearing	37,815	2%
Money market and savings	671,016	38%
Time	271,238	15%

Total deposits	$1,791,740	100%

Liquidity

Our primary source of funding is deposits from our core banking relationships. The majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. A small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 18% of deposits were represented by the 10 largest depositors as of March 31, 2023. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio and borrowing capacity through various secured and unsecured sources. Our borrowing capacity include lines of credit with the FRB, FHLB, and correspondent banks that enable us to borrow funds as described in Note 4 to the consolidated financial statements included in ltem 1 of this Report.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2023, the capital conservation buffer was 3.73%.

At March 31, 2023, the Bank had a Tier 1 risk based capital ratio of 10.88%, a total capital to risk-weighted assets ratio of 11.73%, and a leverage ratio of 11.16%. At December 31, 2022, the Bank had a Tier 1 risk based capital ratio of 10.54%, a total capital to risk-weighted assets ratio of 11.40%, and a leverage ratio of 10.23%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2023 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

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

Item 1A. Risk Factors

We disclosed certain risks and uncertainties that we face under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 24, 2023. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2022 Form 10-K.

Adverse developments affecting the banking industry have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.

The recent high-profile failures of several depository institutions have negatively impacted customer confidence in the safety and soundness of some regional and community banks. As a result, we face that risk that customers may prefer to maintain deposits with larger financial institutions or invest in short-term fixed income securities instead of deposits with the Bank, either of which could materially adversely impact our liquidity, cost of funding, capital, and results of operations. In response to the failures of other depository institutions, we may face increased regulation and supervisory oversight, higher capital or liquidity requirements or a heightened risk of regulatory enforcement activities, any of which could have a material impact on our business. Further, our costs of deposit insurance may increase as a result of these bank failures and the resulting losses to the FDIC’s Deposit Insurance Fund. In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our common stock.

If we are required to sell securities to meet liquidity needs, we could realize significant losses.

As a result of increases in interest rates over the last year, the market values of previously issued government and other debt securities have declined significantly, resulting in unrealized losses in our securities portfolio. While we do not expect or intend to sell these securities, if we were required to sell these securities to meet liquidity needs, we may incur significant losses, which could impair our capital and financial condition and adversely affect our results of operations. Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.

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

California BanCorp

Dated: May 15, 2023	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)