Form 10-Q
period 2023-06-30
California BanCorp
filed 2023-08-10
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Act).
YES  ☐    NO  ☒
Number of shares outstanding of the registrant’s common stock as of August 1, 2023: 8,384,842

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	June 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$19,763	$16,686
Federal funds sold	187,904	215,696

Total cash and cash equivalents	207,667	232,382
Investment securities:
Available for sale, at fair value	44,867	47,012
Held to maturity, at amortized cost, net of allowance for credit losses of $58 and $0 at June 30, 2023 and December 31, 2022, respectively	106,262	108,866

Total investment securities	151,129	155,878
Loans, net of allowance for credit losses of $15,722 and $17,005 at June 30, 2023 and December 31, 2022, respectively	1,569,546	1,578,456
Premises and equipment, net	2,625	3,072
Bank owned life insurance (BOLI)	25,519	25,127
Goodwill and other intangible assets	7,452	7,472
Accrued interest receivable and other assets	41,708	39,828

Total assets	$2,005,646	$2,042,215

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$742,160	$811,671
Interest bearing	996,136	980,069

Total deposits	1,738,296	1,791,740
Junior subordinated debt securities	54,221	54,152
Accrued interest payable and other liabilities	28,894	24,069

Total liabilities	1,821,411	1,869,961
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,383,772 and 8,332,479 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	112,167	111,257
Retained earnings	73,423	62,297
Accumulated other comprehensive loss, net of taxes	(1,355)	(1,300)

Total shareholders’ equity	184,235	172,254

Total liabilities and shareholders’ equity	$2,005,646	$2,042,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans	$23,476	$16,298	$45,948	$31,184
Federal funds sold	2,238	280	3,998	416
Investment securities	1,458	1,128	2,765	2,030

Total interest income	27,172	17,706	52,711	33,630
Interest expense
Deposits	7,493	796	13,515	1,602
Borrowings and subordinated debt	1,033	687	1,793	1,279

Total interest expense	8,526	1,483	15,308	2,881
Net interest income	18,646	16,223	37,403	30,749
Provision for credit losses	444	925	802	1,875

Net interest income after provision for credit losses	18,202	15,298	36,601	28,874
Non-interest income
Service charges and other fees	867	1,134	1,730	2,023
Gain on the sale of loans	—	—	—	1,393
Other	268	260	512	512

Total non-interest income	1,135	1,394	2,242	3,928
Non-interest expense
Salaries and benefits	7,831	7,146	15,707	14,239
Premises and equipment	1,168	1,267	2,348	2,569
Professional fees	470	547	920	1,139
Data processing	701	599	1,309	1,207
Other	1,433	1,260	3,162	2,581

Total non-interest expense	11,603	10,819	23,446	21,735
Income before provision for income taxes	7,734	5,873	15,397	11,067
Provision for income taxes	2,294	1,629	4,506	3,150

Net income	$5,440	$4,244	$10,891	$7,917

Earnings per common share
Basic	$0.65	$0.51	$1.30	$0.96

Diluted	$0.65	$0.51	$1.29	$0.94

Average common shares outstanding	8,369,907	8,295,014	8,354,564	8,285,950

Average common and equivalent shares outstanding	8,414,213	8,395,701	8,442,607	8,393,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$5,440	$4,244	$10,891	$7,917
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	(315)	(777)	12	(782)
Unrealized losses on securities transferred from available for sale to held to maturity, net	—	—	—	(281)
Reclassification adjustment for securities transferred from available for sale to held to maturity in prior year, net	—	—	(61)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	(3)	2	(1)	4
Tax effect	93	230	(5)	316

Total other comprehensive loss	(225)	(545)	(55)	(743)

Total comprehensive income	$5,215	$3,699	$10,836	$7,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART I
(Dollars in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2022	8,332,479	$111,257	$62,297	$(1,300)	$172,254
Adoption of new accounting standard	—	—	334	—	334
Stock awards issued and related compensation expense	34,560	631	—	—	631
Shares withheld to pay taxes on stock based compensation	(12,139)	(285)	—	—	(285)
Stock options exercised	478	6	—	—	6
Net income	—	—	5,451	—	5,451
Other comprehensive income	—	—	—	170	170

Balance at March 31, 2023	8,355,378	$111,609	$68,082	$(1,130)	$178,561
Adoption of new accounting standard	—	—	(99)	—	(99)
Stock awards issued and related compensation expense	32,558	611	—	—	611
Shares withheld to pay taxes on stock based compensation	(4,164)	(53)	—	—	(53)
Net income	—	—	5,440	—	5,440
Other comprehensive loss	—	—	—	(225)	(225)

Balance at June 30, 2023	8,383,772	$112,167	$73,423	$(1,355)	$184,235

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

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$10,891	$7,917
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	802	1,875
Provision for deferred taxes	(84)	218
Depreciation	482	778
Deferred loan fees (costs), net	404	(859)
Stock based compensation, net	904	795
Increase in cash surrender value of life insurance	(350)	(330)
Discount on retained portion of sold loans, net	(18)	(18)
Gain on sale of loans	—	(1,393)
(Decrease) increase in accrued interest receivable and other assets	(2,286)	2,204
(Increase) decrease in accrued interest payable and other liabilities	5,047	(2,880)

Net cash provided by operating activities	15,792	8,307

Cash flows from investing activities:
Purchase of investment securities	—	(78,780)
Proceeds from principal payments on investment securities	4,395	15,271
Proceeds from sale of loans	—	37,271
Net decrease (increase) in loans	9,561	(159,589)
Capital calls on low income tax credit investments	(273)	(437)
(Purchase) redemption of Federal Home Loan Bank stock	(675)	455
Purchase of premises and equipment	(35)	(108)
Purchase of bank-owned life insurance policies	(42)	(46)

Net cash provided by (used for) investing activities	12,931	(185,963)

Cash flows from financing activities:
Net decrease in customer deposits	(53,444)	(127,999)
Paydown of long term borrowing, net	—	(56,387)
Proceeds from short term and overnight borrowings, net	—	50,000
Proceeds from exercised stock options, net	6	21

Net cash used for financing activities	(53,438)	(134,365)

Decrease in cash and cash equivalents	(24,715)	(312,021)

Cash and cash equivalents, beginning of period	232,382	470,456

Cash and cash equivalents, end of period	$207,667	$158,435

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$—	$49,889
Recording of right to use assets and operating lease liabilities	$6,127	$—
Cash paid during the year for:
Interest	$12,962	$3,007
Income taxes	$—	$2,003
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Organization
California BanCorp (the “Company”), a California corporation headquartered in Oakland, California, is the bank holding company for its wholly-owned subsidiary California Bank of Commerce (the “Bank”), which offers a broad range of commercial banking services to closely held businesses and professionals located throughout Northern California. The Bank has a full-service branch located in Contra Costa County and 4 loan production offices located in Alameda County, Contra Costa County, Sacramento County, and Santa Clara County.
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.
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
The Company completed an interim impairment analysis of goodwill as of June 30, 2023 and determined there was no impairment.
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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$5,440	$4,244	$10,891	$7,917
Weighted average basic common shares outstanding	8,369,907	8,295,014	8,354,564	8,285,950
Add: dilutive potential common shares	44,306	100,687	88,043	107,826

Weighted average diluted common shares outstanding	8,414,213	8,395,701	8,442,607	8,393,776
Basic earnings per share	$0.65	$0.51	$1.30	$0.96

Diluted earnings per share	$0.65	$0.51	$1.29	$0.94

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
For available for sale securities in an unrealized loss position, the Company initially assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost is written down to fair value through income. For available for sale securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists an allowance for credit losses is recorded, through a charge to the provision to credit losses, to the extent that the fair value is less than the amortized cost basis. Accrued interest receivable on available for sale securities is excluded from the estimate of credit losses. The Company did not have any available for sale securities that required an ACL at June 30, 2023.

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
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At June 30, 2023:
Mortgage backed securities	$16,849	$13	$(856)	$16,006
Government agencies	29,862	—	(1,001)	28,861

Total available for sale securities	$46,711	$13	$(1,857)	$44,867

Mortgage backed securities	$59,002	$34	$(7,163)	$51,873
Government agencies	3,077	—	(577)	2,500
Corporate bonds	44,183	—	(4,419)	39,764

Total held to maturity securities, net	$106,262	$34	$(12,159)	$94,137

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company did not purchase any investment securities during the six months ended June 30, 2023. The Company purchased 8 available for sale securities for $36.0 million and 11 held to maturity securities for $42.8 million during the six months ended June 30, 2022. The Company did not sell any investment securities during the six months ended June 30, 2023 and 2022.

The following table summarizes the scheduled maturities of our available for sale and held to maturity investment securities as of June 30, 2023.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less that one year	$16,711	$16,404	$10,523	$10,547
One to five years	19,887	19,109	20,626	19,927
Five to ten years	—	—	24,178	21,146
Beyond ten years	1,589	1,482	20,692	16,475
Securities not due at a single maturity date	8,524	7,872	30,243	26,042

Total investment securities	$46,711	$44,867	$106,262	$94,137

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, certain securities are not included in the specific maturity categories above and instead are shown separately as securities not due at a single maturity date.
Management monitors the credit quality of the investment portfolio through the use of credit ratings by major credit agencies and analysis of issuer financial information, if available. Additionally, securities issued by government-sponsored agencies, such as FNMA, FHLMC and SBA, have explicit credit guarantees by the United States Federal Government which protect us from credit losses on the contractual cash flows of the securities. The following table reflects the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2023, aggregated by credit quality indicators.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Aaa	$29,862	$28,861	$11,685	$9,544
Aa1/Aa2/Aa3	—	—	3,077	2,501
A1/A2	—	—	7,978	6,583
BBB	—	—	1,592	1,213
Not rated	16,849	16,006	81,930	74,296

Total investment securities	$46,711	$44,867	$106,262	$94,137

At June 30, 2023 and December 31, 2022, the Company had 55 securities in an unrealized position. The following table summarizes the unrealized losses for those investment securities, at the respective reporting dates, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2023:
Mortgage backed securities	$796	$(53)	$13,009	$(803)	$13,805	$(856)
Government agencies	—	—	28,860	(1,001)	28,860	(1,001)

Total available for sale securities	$796	$(53)	$41,869	$(1,804)	$42,665	$(1,857)

Mortgage backed securities	$—	$—	$49,487	$(7,163)	$49,487	$(7,163)
Government agencies	—	—	2,501	(577)	2,501	(577)
Corporate bonds	4,546	(222)	35,218	(4,197)	39,764	(4,419)

Total held to maturity securities	$4,546	$(222)	$87,206	$(11,937)	$91,752	$(12,159)

At December 31, 2022:
Mortgage backed securities	$10,920	$(537)	$4,347	$(360)	$15,267	$(897)
Government agencies	28,765	(1,043)	—	—	28,765	(1,043)

Total available for sale securities	$39,685	$(1,580)	$4,347	$(360)	$44,032	$(1,940)

Mortgage backed securities	$32,271	$(5,244)	$21,445	$(2,403)	$53,716	$(7,647)
Government agencies	—	—	2,456	(627)	2,456	(627)
Corporate bonds	14,607	(1,143)	22,880	(2,596)	37,487	(3,739)

Total held to maturity securities	$46,878	$(6,387)	$46,781	$(5,626)	$93,659	$(12,013)

At June 30, 2023, management determined that it did not intend to sell any available for sale investment securities with unrealized losses, and it is unlikely that the Company will be required to sell any of those securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at June 30, 2023.
The Company measures expected credit losses on held to maturity securities collectively by major security type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions along with reasonable and supportable forecasts. As of June 30, 2023, the Company determined that an allowance for credit losses of $58,000 was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.
The following table presents the balance and activity in the allowance for credit losses on held to maturity securities for the three and six months ended June 30, 2023.

	June 30, 2023
(Dollars in thousands)	Three Months Ended	Six Months Ended
Beginning balance	$110	$—
Adoption of new accounting standard	—	110
Provision for credit losses	(52)	(52)
Net charge-offs	—	—

Balance at June 31, 2023	$58	$58

On a quarterly basis, the Company utilizes a comprehensive risk assessment which includes a rating methodology (PT Score) to identify, measure, and monitor risks associated with our held to maturity loan portfolio. The recovery of provision for credit losses in the second quarter of 2023 was primarily driven by a reduction in the risk of default pertaining to certain securities in the held to maturity portfolio, and was identified as part of the comprehensive quarterly analysis.
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of June 30, 2023 and December 31, 2022 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$622,270	$634,535
Real estate - other	856,344	848,241
Real estate - construction and land	60,595	63,730
SBA	4,936	7,220
Other	39,486	39,695

Total loans, gross	1,583,631	1,593,421
Deferred loan origination costs, net	1,637	2,040
Allowance for credit losses	(15,722)	(17,005)

Total loans, net	$1,569,546	$1,578,456

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
Special Mention: A Special Mention credit has potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Substandard: Substandard credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful: A Doubtful credit has all the weaknesses inherent in Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually, as part of the above described process, are considered to be pass-rated loans.

The following table reflects the Company’s recorded investment in loans by credit quality indicators and by year of origination as of June 30, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Pass	$28,740	$131,962	$65,634	$94,341	$217,469	$538,146
Special mention	898	39,407	5,778	3,217	34,076	83,376
Substandard	—	—	—	748	—	748

Total	$29,638	$171,369	$71,412	$98,306	$251,545	$622,270

Current period gross charge-offs	$—	$—	$—	$—	$247	$247
Real estate - other
Pass	$13,466	$198,796	$212,367	$314,639	$91,640	$830,908
Special mention	697	3,417	8,570	7,986	—	20,670
Substandard	—	—	—	4,766	—	4,766

Total	$14,163	$202,213	$220,937	$327,391	$91,640	$856,344

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Real estate - construction and land
Pass	$2,514	$12,309	$44,095	$—	$—	$58,918
Special mention	—	—	—	1,677	—	1,677
Substandard	—	—	—	—	—	—

Total	$2,514	$12,309	$44,095	$1,677	$—	$60,595

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
SBA
Pass	$—	$770	$104	$2,988	$130	$3,992
Special mention	—	—	—	147	—	147
Substandard	—	—	—	797	—	797

Total	$—	$770	$104	$3,932	$130	$4,936

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Other
Pass	$10	$1,708	$—	$35,005	$2,763	$39,486
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—

Total	$10	$1,708	$—	$35,005	$2,763	$39,486

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Total
Pass	$44,730	$345,545	$322,200	$446,973	$312,002	$1,471,450
Special mention	1,595	42,824	14,348	13,027	34,076	105,870
Substandard	—	—	—	6,311	—	6,311

Total	$46,325	$388,369	$336,548	$466,311	$346,078	$1,583,631

Current period gross charge-offs	$—	$—	$—	$—	$247	$247

The following table reflects the loan portfolio allocated by the Company’s credit quality indicators as of December 31, 2022.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2022:
Grade:
Pass	$613,395	$840,993	$62,031	$6,132	$39,695	$1,562,246
Special Mention	18,157	2,602	—	490	—	21,249
Substandard	2,983	4,646	1,699	598	—	9,926

Total	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

The increase in loans classified as special mention at June 30, 2023 compared to December 31, 2022 was primarily the result of certain commercial contractors incurring construction delays and project slowdowns due to an extended and severe winter season. Additionally, certain other commercial loans were classified as special mention due to heightened monitoring in response to current economic and operating trends.
The following table reflects an aging analysis of the loan portfolio by the time past due at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Nonaccrual	Current	Total
As of June 30, 2023:
Commercial and industrial	$493	$—	$—	$—	$621,777	$622,270
Real estate - other	—	—	—	—	856,344	856,344
Real estate - construction and land	—	—	—	—	60,595	60,595
SBA	—	—	—	181	4,755	4,936
Other	—	—	—	—	39,486	39,486

Total loans, gross	$493	$—	$—	$181	$1,582,957	$1,583,631

As of December 31, 2022:
Commercial and industrial	$—	$—	$—	$1,028	$633,507	$634,535
Real estate - other	3,160	—	—	—	845,081	848,241
Real estate - construction and land	—	—	—	—	63,730	63,730
SBA	—	—	—	222	6,998	7,220
Other	—	—	—	—	39,695	39,695

Total loans, gross	$3,160	$—	$—	$1,250	$1,589,011	$1,593,421

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
As of June 30, 2023 and December 31, 2022, the Company determined that certain loans did not share risk characteristics with other loans in the portfolio and therefore evaluated these loans for expected credit losses/impairment on an individual basis. The loans individually evaluated were classified as nonaccrual and were all collateral dependent. For collateral dependent loans, the Company has adopted the practical expedient under ASC 326 to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. None of the individually evaluated loans required an allowance for credit losses as of the respective reporting dates.
The following table reflects the recorded investment and unpaid principal balance for loans individually evaluated for expected credit losses/impairment as of June 30, 2023 and December 31, 2022 under ASC 326 and the previous accounting standard, respectively.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
As of June 30, 2023:
SBA	$181	$856	$202

Total individually evaluated loans	$181	$856	$202

As of December 31, 2022:
Commercial and industrial	$1,028	$1,678	$1,028
SBA	222	896	227

Total individually evaluated loans	$1,250	$2,574	$1,255

The recorded investment in loans individually evaluated for expected credit losses/impairment excludes interest receivable and net deferred origination costs due to their immateriality.
The following table reflects the amortized cost of individually evaluated loans by type of collateral as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Residential Property	Business Assets	Total Nonaccrual Loans
As of June 30, 2023:
SBA	$181	$—	$181

Total individually evaluated loans	$181	$—	$181

As of December 31, 2022:
Commercial and industrial	$—	$1,028	$1,028
SBA	222	—	222

Total individually evaluated loans	$222	$1,028	$1,250

The following table reflects nonaccrual loans and the related allowance for credit losses by portfolio segment as of June 30, 2023 under ASC 326 and nonaccrual loans as of December 31, 2022 under the previous accounting standard, respectively.

				Incurred Loss
	CECL			December 31, 2022
	June 30, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial and industrial	$—	$—	$—	$1,028
SBA	181	—	181	222

Total individually evaluated loans	$181	$—	$181	$1,250

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following table reflects information related to loans individually and collectively evaluated for impairment and related allowance for loan losses as of December 31, 2022.

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

Interest forgone on nonaccrual loans totaled $46,000 and $18,000 for the three months ended June 30, 2023 and 2022, respectively. Interest forgone on nonaccrual loans totaled $88,000 and $35,000 for the six months ended June 30, 2023 and 2022, respectively. There was no
interest recognized on a cash-basis on loans individually evaluated for expected credit losses/impairment during the three and six months ended June 30, 2023 and 2022 under ASC 326 and the previous accounting standard, respectively.
The following tables reflect the changes in, and allocation of, the allowance for credit losses and allowance for loan losses by portfolio segment for the three and six months ended June 30, 2023 and 2022. The provision for credit losses of $340,000 for the second quarter of 2023 was primarily the result of changes in the forecast assumptions utilized in the CECL model. In addition to changes in forecast assumptions, the provision for credit losses of $804,000 for the six months ended June 30, 2023 was impacted by the recognition of net charge-offs of $247,000 during the first quarter of 2023.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended June 30, 2023:
Beginning balance	$10,719	$2,943	$743	$42	$935	$15,382
Provision for credit losses	84	27	(6)	(2)	237	340
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$10,803	$2,970	$737	$40	$1,172	$15,722

Alowance for credit losses / gross loans	1.74%	0.35%	1.22%	0.81%	2.97%	0.99%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Three months ended June 30, 2022:
Beginning balance	$8,876	$5,080	$783	$283	$10	$15,032
Provision for loan losses	650	163	124	(10)	(2)	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Alowance for loan losses / gross loans	1.62%	0.66%	1.44%	2.05%	0.02%	1.06%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Six months ended June 30, 2023
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,996	(627)	(148)	(1)	(416)	804
Charge-offs	(247)	—	—	—	—	(247)
Recoveries	—	—	—	—	—	—

Ending balance	$10,803	$2,970	$737	$40	$1,172	$15,722

Alowance for credit losses / gross loans	1.74%	0.35%	1.22%	0.81%	2.97%	0.99%
Net recoveries (charge-offs) / gross loans	-0.04%	0.00%	0.00%	0.00%	0.00%	-0.02%
Six months ended June 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	973	719	226	(36)	(7)	1,875
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Alowance for loan losses / gross loans	1.62%	0.66%	1.44%	2.05%	0.02%	1.06%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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
In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction or principal forgiveness, may be granted. Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of that loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
At June 30, 2023, the Company had one loan with a recorded investment or commitment with terms that had been modified due to the borrower experiencing financial difficulties. This loan had no payments that were considered past due as of the reporting date. The following table reflects the type of concession granted and the financial effect of the modification.

(Dollars in thousands)	Amortized Cost	% of Total Portfolio Segment	Financial Effect
SBA	$51	0.01%	Term Extension - extended forbearance expiration from March 31, 2023 to July 1, 2023

Total modified loans	$51

The Company had no loan modifications resulting from a borrower experiencing financial difficulties with a subsequent payment default within twelve months following the modification during the three and six months ended June 30, 2023.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At June 30, 2023, amounts pledged and available borrowing capacity under such limits were approximately $434.4 million and $344.8 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $484.1 million and $393.0 million, respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At June 30, 2023, amounts pledged and available borrowing capacity under such limits were approximately $451.3 million and $411.3 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $386.1 million and $335.1 million, respectively. In March 2023, the Company secured a $25.0 million FHLB short term borrowing maturing on April 3, 2023 at a fixed rate of 5.11%. This FHLB short term borrowing was paid in full at maturity. Also, in March 2023, the Company secured a $50.0 million FHLB short term borrowing maturing on May 1, 2023 at a fixed rate of 5.02%. This FHLB short term borrowing was paid in full at maturity.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $98.0 million. There were no borrowings outstanding under these arrangements at June 30, 2023 and December 31, 2022.

The Company maintains a revolving line of credit with a commitment of $3.0 million for a six-month
term at a rate of Prime plus 0.40%. At June 30, 2023 and December 31, 2022, no borrowings were outstanding under this line of credit.
The Company entered into a three-year borrowing arrangement with a correspondent bank on April 27, 2020 for $12.0 million. The note is secured by the Company’s investment in the Bank and has a fixed rate of 3.95%. There were no borrowings outstanding under this arrangement at June 30, 2023 and December 31, 2022.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At June 30, 2023 and December 31, 2022, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At June 30, 2023 and December 31, 2022, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At June 30, 2023 and December 31, 2022, the Company had outstanding unfunded commitments for loans of approximately $601.7 million and $644.1 million, respectively.
The outstanding unfunded commitments for loans at June 30, 2023 was comprised of fixed rate commitments of approximately $43.8 million and variable rate commitments of approximately $557.9 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of June 30, 2023.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$18,141	$4,203	$4,369	$26,713
Interest rate between 4.00% and 5.00%	—	7,437	107	7,544
Interest rate greater than or equal to 5.00%	4,087	2,566	2,871	9,524

Total unfunded fixed rate loan commitments	$22,228	$14,206	$7,347	$43,781

The Company records an allowance for credit losses on
off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements. The allowance for credit losses on off-balance
sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses related to unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets and was $1.9 million and $430,000 at June 30, 2023 and December 31, 2022, respectively.
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2023.

	June 30, 2023
(Dollars in thousands)	Three Months Ended	Six Months Ended
Beginning balance	$1,721	$430
Adoption of new accounting standard	—	1,397
Provision for credit losses	156	50

Balance at June 30, 2023	$1,877	$1,877

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2030, with certain leases containing either three, five, or seven-year renewal options.
The following table reflects the quantitative information for the Company’s leases for the six months ended, and as of, June 30, 2023.

(Dollars in thousands)	June 30, 2023
Operating lease cost (cost resulting from lease payments)	$981
Operating lease - operating cash flows (fixed payments)	$787
Operating lease right-of-use assets (other assets)	$9,712
Operating lease liabilities (other liabilities)	$11,348
Weighted average lease term - operating leases	4.5 years
Weighted average discount rate - operating leases	4.55%

The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of June 30, 2023.

(Dollars in thousands)	June 30, 2023
2023	$866
2024	2,414
2025	2,486
2026	2,451
2027	1,402
Thereafter	3,140

Total undiscounted cash flows	12,759
Discount on cash flows	(1,411)

Total lease liability	$11,348

Rent expense included in premises and equipment expense totaled $493,000 and $486,000 for the three months ended June 30, 2023 and 2022, respectively. Rent expense included in premises and equipment expense totaled $981,000 and $983,000 for the six months ended June 30, 2023 and 2022, respectively.
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
At June 30, 2023, uninsured deposits at financial institutions were approximately $2.2 million. At December 31, 2022, uninsured deposits at financial institutions were approximately $2.9 million.
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
The carrying amounts and estimated fair values of financial instruments at June 30, 2023 and December 31, 2022 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of June 30, 2023:
Financial assets:
Cash and cash equivalents	$207,667	$207,667	$—	$—	$207,667
Investment securities:
Available for sale	44,867	—	44,687	—	44,687
Held to m aturity	106,262		86,750	7,387	94,137
Loans, net	1,569,546	—	—	1,503,599	1,503,599
Accrued interest receivable	7,289	—	957	6,292	7,249
Financial liabilities:
Deposits	$1,738,296	$1,405,104	$333,711	$—	$1,738,815
Subordinated debt	54,221	—	—	49,378	49,378
Accrued interest payable	4,047	—	3,379	668	4,047
As of December 31, 2022:
Financial assets:
Cash and due from banks	$232,382	$232,382	$—	$—	$232,382
Investment securities:
Available for sale	47,012	—	47,012	—	47,012
Held to m aturity	108,866		89,433	7,450	96,883
Loans, net	1,578,456		—	1,519,903	1,519,903
Accrued interest receivable	7,769	—	926	6,843	7,769
Financial liabilities:
Deposits	$1,791,740	$1,520,502	$271,178	$—	$1,791,680
Other borrowings	—	—	—	—	—
Subordinated debt	54,152	—	—	49,027	49,027
Accrued interest payable	1,678	—	1,007	671	1,678
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

Loans - Fair values of loans for June 30, 2023 and December 31, 2022 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.
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
Senior Notes - Fair values for senior notes are estimated using a discounted cash flow calculation based on current rates for similar types of debt, which may be unobservable, and by considering recent trading activity of similar instruments in the market, which may be inactive. Accordingly, senior notes are classified within the Level 3 classification.
Junior Subordinated Debt Securities - Fair values for subordinated debt are calculated based on their respective terms and discounted to the date of the valuation. A market rate based on recent debt offerings by peer banks, which may be unobservable, is used to discount the cash flows until the repricing date and the subsequent cash flows are discounted at Prime plus 2%. Additionally, the Company considers recent trading activity of similar instruments in the market, which may be inactive. Accordingly, junior subordinated debt securities are classified within the Level 3 classification.
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
Off Balance Sheet Instruments - Fair values for
off-balance
sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, as well as considering the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2023:
Investments available for sale:
Mortgage backed securities	$16,006	$—	$16,006	$—
Government agencies	28,861	—	28,861	—

Total assets measured at fair value on a recurring basis	$44,867	$—	$44,867	$—

As of December 31, 2022:
Investments available for sale:
Mortgage backed securities	$17,758	$—	$17,758	$—
Government agencies	28,766	—	28,766	—
Corporate bonds	488	—	488	—

Total assets measured at fair value on a recurring basis	$47,012	$—	$47,012	$—

Fair values for
available-for-sale
investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used. Additionally, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2023 and December 31, 2022.
Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of June 30, 2023 and December 31, 2022.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of June 30, 2023:
Individually evaluated loans - SBA	$181	$—	$—	$181

Total assets measured at fair value on a non-recurring basis	$181	$—	$—	$181

As of December 31, 2022:
Impaired loans - Commercial	$1,028	$—	$—	$1,028
Impaired loans - SBA	222	—	—	222

Total assets measured at fair value on a non-recurring basis	$1,250	$—	$—	$1,250

The fair value of individually evaluated loans is based upon independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less selling costs. Level 3 fair value measurement includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and loans collateralized by real property and other business asset collateral where a specific reserve has been established or a charge-off

has been recorded. The unobservable inputs and qualitative information about the unobservable inputs are based on management’s best estimates of appropriate discounts in arriving at fair value. Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, a change in either direction of actual loss rates would have a directionally opposite change in the calculation of the fair value of individually evaluated loans.

2
7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2023 and December 31, 2022 and our results of operations for the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

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

In addition to the risk of incurring loan losses and provision for credit losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy, any of which could cause us to incur losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur credit losses and adversely affect our results of operations in the future; changes in prevailing interest rates, which may adversely affect our interest margins, net interest income and the value of our investment securities; the risk that we will not be able to manage our liquidity, interest rate or operational risks effectively, in which event our operating results or financial condition could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; the impacts of inflation; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent filings we may make with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2023.

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

Results of Operations – Three Months Ended June 30, 2023 and 2022:

Overview

For the three months ended June 30, 2023 and June 30, 2022, net income was $5.4 million and $4.2 million, respectively, representing an increase of $1.2 million, or 28%. Compared to the same period last year, net interest income after the provision for credit losses increased by $2.9 million, which was offset by a decrease in non-interest income of $259,000, an increase in non-interest expense of $784,000 and an increase in the provision for income taxes of $665,000.

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the principal component of the Company’s earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the three months ended June 30, 2023, was $18.6 million, an increase of $2.4 million, or 15% from $16.2 million for the same period in 2022. The increase in net interest income was primarily attributable to the rising interest rate environment combined with a more favorable mix of higher yielding earning assets offset, in part, by an increase in the cost of total deposits. Net interest margin increased by 28 basis points to 3.93% for the three months ended June 30, 2023, compared to 3.65% for the three months ended June 30, 2022.

Average total interest-earning assets were $1.90 billion in the second quarter of 2023 compared to $1.78 billion for the same period during 2022. The increase in total interest-earning assets was primarily due to growth of the loan portfolio. For the quarter ended June 30, 2023, the yield on average earning assets increased 175 basis points to 5.73% from 3.98% for the quarter ended June 30, 2022. The yield on total average gross loans in the three months ended June 30, 2023 was 5.97%, representing an increase of 151 basis points compared to 4.46% in the same period one year earlier. For the three months ended June 30, 2023 compared to the same period in 2022, the yield on average federal funds sold increased 449 basis points to 5.26% from 0.77%, and the yield on average investment securities increased 121 basis points to 3.83% from 2.62%.

For the three months ended June 30, 2023, average loans increased $112.6 million, or 8%, from the quarter ended June 30, 2022 while average interest-bearing deposit balances increased $132.9 million, or 16%, from the same quarter in the prior year. Average non-interest bearing deposits for the second quarter of 2023 decreased $16.3 million, or 2%, from the same period in the prior year. The average loan to deposit ratio for the second quarter of 2023 was 93.68% compared to 93.46% for the second quarter of 2022.

Of the $112.6 million increase in average loan balances year over year, average commercial and real estate loans increased by $50.8 million and $85.6 million, respectively, as a result of organic growth. These increases were offset by a decrease in average SBA loans of $21.4 million primarily due to PPP loan forgiveness and a decrease in other loans of $2.4 million.

Of the $132.9 million increase in average interest-bearing deposit balances year over year, $172.4 million was attributable to time deposits, offset by a decrease in money market and savings accounts of $27.5 million, and a decrease in demand accounts of $12.0 million. The cost of interest-bearing deposits was 3.11% during the quarter ended June 30, 2023 compared to 0.38% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances increased by 158 basis points to 1.78% in the second quarter of 2023 compared to 0.20% in the second quarter of 2022.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023			2022
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,577,529	5.97%	$23,476	$1,464,922	4.46%	$16,298
Federal funds sold	170,608	5.26%	2,238	145,329	0.77%	280
Investment securities	152,781	3.83%	1,458	172,766	2.62%	1,128

Total interest earning assets	1,900,918	5.73%	27,172	1,783,017	3.98%	17,706

Noninterest-earning assets:
Cash and due from banks	19,207			19,735
All other assets (2)	63,752			61,444

TOTAL	$1,983,877			$1,864,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$30,346	0.16%	12	$42,380	0.08%	$8
Money market and savings	609,200	2.50%	3,793	636,692	0.37%	582
Time	326,291	4.53%	3,688	153,859	0.54%	206
Other	90,188	4.59%	1,033	119,970	2.30%	687

Total interest-bearing liabilities	1,056,025	3.24%	8,526	952,901	0.62%	1,483

Noninterest-bearing liabilities:
Demand deposits	718,171			734,481
Accrued expenses and other liabilities	26,441			19,139
Shareholders’ equity	183,240			157,675

TOTAL	$1,983,877			$1,864,196

Net interest income and margin (3)		3.93%	$18,646		3.65%	$16,223

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan (costs) fees of $(175,000) and $83,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $15.4 million and $15.0 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended June 30, 2023 and 2022. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$1,676	$5,502	$7,178
Federal funds sold	332	1,626	1,958
Investment securities	(191)	521	330
Interest expense:
Deposits
Demand	(5)	9	4
Money market and savings	(171)	3,382	3,211
Time	1,949	1,533	3,482
Other borrowings	(341)	687	346

Net interest income	$385	$2,038	$2,423

Interest Income

Interest income increased by $9.5 million in the second quarter of 2023 compared to the same period of 2022, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at June 30, 2023 and June 30, 2022 was 8.25% and 4.75%, respectively. Interest earned on our loan portfolio of $23.5 million in the second quarter of 2023 represented an increase of $7.2 million, or 44%, compared to $16.3 million for the second quarter of 2022.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on federal funds sold of $2.2 million for the three months ended June 30, 2023 compared to $280,000 for the same period in the prior year. Interest earned on investment securities of $1.5 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022.

Interest Expense

Interest expense increased by $7.1 million in the second quarter of 2023 compared to the same period of 2022, primarily due to the effect of increased rates paid on interest-bearing deposits and other borrowings, combined with a higher level of interest-bearing deposits. The average rate paid on interest-bearing liabilities in the second quarter of 2023 compared to the same period one year earlier increased 262 basis point to 3.24% from 0.62%.

Provision for Credit Losses

The provision for credit losses of $444,000 for the three months ended June 30, 2023 was comprised of $340,000 pertaining to the ACL on loans and $156,000 pertaining to the ACL for unfunded loan commitments, partially offset by a release of reserves pertaining to the ACL for held to maturity securities of $52,000.

The provision for credit losses on loans of $444,000 for the second quarter of 2023 compared to a provision for loan losses of $925,000 for the second quarter of 2022. The Company had no loan charge-offs or recoveries during the second quarters of 2023 and 2022. The allowance for credit losses on loans as a percentage of outstanding loans was 0.99% at June 30, 2023 and 1.07% at December 31, 2022. On January 1, 2023, the Company adopted the current expected losses (CECL) accounting standard (ASC 326). The Company’s allowance for credit losses on loans was 0.95% upon adoption of the standard on January 1, 2023.

Non-interest Income

The following table reflects the major components of the Company’s non-interest income for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Service charges and other fees	$867	$1,134	$(267)	-24%
Gain on sale of loans	—	—	—	0%
Earnings on BOLI	177	165	12	7%
Other	91	95	(4)	-4%

Total non-interest income	$1,135	$1,394	$(259)	-19%

Non-interest income decreased by $259,000, or 19% in the second quarter of 2023, compared to the second quarter of 2022. The decrease was primarily due to a decrease in service charges and other fee income related to fewer prepayment penalties assessed on loans.

Non-interest Expense

The following table reflects the major components of the Company’s non-interest expense for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and benefits	$7,831	$7,146	$685	10%
Premises and equipment	1,168	1,267	(99)	-8%
Professional fees	470	547	(77)	-14%
Data processing	701	599	102	17%
Other	1,433	1,260	173	14%

Total non-interest expense	$11,603	$10,819	$784	7%

Non-interest expense was $11.6 million and $10.8 million for the three months ended June 30, 2023 and 2022, respectively. Excluding capitalized loan origination costs, non-interest expense for the second quarter of 2023 was $12.3 million compared to $11.9 million for the second quarter of 2022, representing an increase of $405,000, or 3%. The increase in non-interest expense, excluding capitalized origination costs, from the second quarter of 2022 was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business.

For the three months ended June 30, 2023 and 2022, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 58.66% and 61.41%, respectively.

Provision for Income Taxes

Income tax expense was $2.3 million for the second quarter of 2023 compared to $1.6 million for the same period in prior year. The effective tax rates for those time periods were 29.7% and 27.7%, respectively.

Results of Operations – Six Months Ended June 30, 2023 and 2022:

Overview

For the six months ended June 30, 2023 and June 30, 2022, net income was $10.9 million and $7.9 million, respectively, representing an increase of $3.0 million, or 38%. Compared to the same period last year, net interest income after the provision for credit losses increased by $7.7 million, which was offset by a decrease in non-interest income of $1.7 million, an increase in non-interest expense of $1.7 million and an increase in the provision for income taxes of $1.3 million.

Net Interest Income and Margin

Net interest income for the six months ended June 30, 2023, was $37.4 million, an increase of $6.7 million, or 22% from $30.7 million for the same period in 2022. The increase in net interest income was primarily attributable to the rising interest rate environment combined with a more favorable mix of higher yielding earning assets offset, in part, by an increase in the cost of total deposits. Net interest margin increased by 56 basis points to 3.98% for the six months ended June 30, 2023, compared to 3.42% for the six months ended June 30, 2022.

Average total interest-earning assets were $1.90 billion in the six months ended June 30, 2023 compared to $1.81 billion for the same period during 2022. The increase in total interest-earning assets was primarily due to growth of the loan portfolio. For the six months ended June 30, 2023, the yield on average earning assets increased 186 basis points to 5.60% from 3.74% for the six months ended June 30, 2022. The yield on total average gross loans for the six months ended June 30, 2023 was 5.86%, representing an increase of 143 basis points compared to 4.43% in the same period one year earlier. For the six months ended June 30, 2023 compared to the same period in 2022, the yield on federal funds sold increased 458 basis points to 4.92 % from 0.34%, and the yield on average investment securities increased 92 basis points to 3.63% from 2.71%.

For the six months ended June 30, 2023, average loans increased $161.6 million, or 11%, from the six months ended June 30, 2022 while average interest-bearing deposit balances increased $96.8 million, or 11%, from the same period in the prior year. Average non-interest bearing deposits for the first six months of 2023 decreased $14.4 million, or 2%, from the same period in the prior year. The average loan to deposit ratio for the six months ended June 30, 2023 was 93.38% compared to 88.12% for the six months ended June 30, 2022.

Of the $161.6 million increase in average loan balances year over year, average commercial and real estate loans increased by $100.3 million and $119.9 million, respectively, as a result of organic growth. These increases were offset by a decrease in average SBA loans of $38.1 million primarily due to PPP loan forgiveness and a decrease in other loans of $20.5 million primarily due to the sale of a portion of our solar loan portfolio.

Of the $96.8 million increase in average interest-bearing deposit balances year over year, $166.7 million was attributable to time deposits, offset by a decrease in money market and savings accounts of $61.8 million, and a decrease in demand accounts of $8.1 million. The cost of interest-bearing deposits was 2.81% during the six months ended June 30, 2023 compared to 0.37% for the same period one year earlier. In addition, the overall cost of average total deposit balances increased by 141 basis points to 1.61% during the six months ended June 30, 2023 compared to 0.20% during the six months ended June 30, 2022.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023			2022
	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,579,917	5.86%	$45,948	$1,418,314	4.43%	$31,184
Federal funds sold	163,812	4.92%	3,998	244,809	0.34%	416
Investment securities	153,719	3.63%	2,765	151,324	2.71%	2,030

Total interest earning assets	1,897,448	5.60%	52,711	1,814,447	3.74%	33,630

Noninterest-earning assets:
Cash and due from banks	18,656			19,244
All other assets (2)	63,003			62,500

TOTAL	$1,979,107			$1,896,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$32,179	0.12%	19	$40,300	0.09%	17
Money market and savings	617,885	2.25%	6,897	679,662	0.37%	1,247
Time	318,313	4.18%	6,599	151,588	0.45%	338
Other	80,701	4.48%	1,793	110,370	2.34%	1,279

Total interest-bearing liabilities	1,049,078	2.94%	15,308	981,920	0.59%	2,881

Noninterest-bearing liabilities:
Demand deposits	723,548			737,928
Accrued expenses and other liabilities	26,383			20,724
Shareholders’ equity	180,098			155,619

TOTAL	$1,979,107			$1,896,191

Net interest income and margin (3)		3.98%	$37,403		3.42%	$30,749

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan (costs) fees of $(401,000) and $402,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $16.2 million and $14.6 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the six months ended June 30, 2023 and 2022. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Six Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$4,700	$10,064	$14,764
Federal funds sold	(1,977)	5,559	3,582
Investment securities	43	692	735
Interest expense:
Deposits
Demand	(5)	7	2
Money market and savings	(690)	6,340	5,650
Time	3,456	2,805	6,261
Other borrowings	(659)	1,173	514

Net interest income	$664	$5,990	$6,654

Interest Income

Interest income increased by $19.1 million for the six months ended June 30, 2023 compared to the same period of 2022, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at June 30, 2023 and June 30, 2022 was 8.25% and 4.75%, respectively. The average prime rate for the six months ended June 30, 2023 and 2022 was 7.92% and 3.62%, respectively. Interest earned on our loan portfolio of $45.9 million for the six months ended June 30, 2023 represented an increase of $14.7 million, or 47%, compared to $31.2 million for the same period in 2022.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on federal funds sold of $4.0 million for the six months ended June 30, 2023 compared to $416,000 for the same period in the prior year. Interest earned on investment securities of $2.8 million for the six months ended June 30, 2023 compared to $2.0 million for the same period in the prior year.

Interest Expense

Interest expense increased by $12.4 million for the six months ended June 30, 2023 compared to the same period of 2022, primarily due to the effect of increased rates paid on interest-bearing deposits and other borrowings, combined with a higher level of interest-bearing deposits. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2023 compared to the same period one year earlier increased 235 basis point to 2.94% from 0.59%.

Provision for Credit Losses

The provision for credit losses of $802,000 for the six months ended June 30, 2023 was comprised of $804,000 pertaining to the ACL on loans and $50,000 pertaining to the ACL for unfunded loan commitments, partially offset by a release of reserves pertaining to the ACL for held to maturity securities of $52,000.

The provision for credit losses on loans of $802,000 for the six months ended June 30, 2023 compared to a provision for loan losses of $1.9 million for the same period in the prior year. The Company had net loan charge-offs of $247,000 and net loan recoveries of $1,000 during the first half 2023 and 2022, respectively. The allowance for credit losses on loans as a percentage of outstanding loans was 0.99% at June 30, 2023 and 1.07% at December 31, 2022. On January 1, 2023, the Company adopted the current expected losses (CECL) accounting standard (ASC 326). The Company’s allowance for credit losses on loans was 0.95% upon adoption of the standard on January 1, 2023.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Service charges and other fees	$1,730	$2,023	$(293)	-14%
Gain on sale of SBA loans	—	1,393	(1,393)	100%
Earnings on BOLI	349	330	19	6%
Other	163	182	(19)	-10%

Total non-interest income	$2,242	$3,928	$(1,686)	-43%

Noninterest income decreased by $1.7 million, or 43%, for the six months ended June 30, 2023, compared to the six months ended of 2022. The decrease was primarily attributable to a gain of $1.4 million recognized on the sale of a portion of our solar loan portfolio in the prior year and a decrease of $293,000 pertaining to service charges and other fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and benefits	$15,707	$14,239	$1,468	10%
Premises and equipment	2,348	2,569	(221)	-9%
Professional fees	920	1,139	(219)	-19%
Data processing	1,309	1,207	102	8%
Other	3,162	2,581	581	23%

Total non-interest expense	$23,446	$21,735	$1,711	8%

Non-interest expense was $23.4 million and $21.7 million for the six months ended June 30, 2023 and 2022, respectively. Excluding capitalized loan origination costs, non-interest expense for the six months ended June 30, 2023 was $24.8 million compared to $23.8 million for the six months ended June 30, 2022, representing an increase of $1.0 million, or 4%.

Salaries and benefits for the six months ended June 30, 2023 were $15.7 million, representing an increase of $1.5 million, or 10%, compared to $14.2 million for the six months ended June 30, 2022. The increase in salaries and benefits expense was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.

For the six months ended June 30, 2023 and 2022, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 59.14% and 62.68%, respectively.

Provision for Income Taxes

Income tax expense was $4.5 million and $3.2 million for the six months ended June 30, 2023 and 2022. The effective tax rates for those time periods were 29.3% and 28.5%, respectively.

Financial Condition:

Overview

Total assets of the Company were $2.01 billion as of June 30, 2023 compared to $2.04 billion as of December 31, 2022. The decrease in total assets from year-end was primarily due to slower loan growth and decreased liquidity related to the seasonal outflow of deposits that occurs at the beginning of the year for many of our business clients combined with a reduction in other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances decreased by $9.8 million, or 1%, from December 31, 2022 to June 30, 2023 primarily due to a reduction in the commercial and industrial, construction and land, SBA and other loan portfolios, partially offset by an increase in real estate other loans due to organic growth.

The loan portfolio at June 30, 2023 was comprised of approximately 39% of commercial and industrial loans compared to 40% at December 31, 2022. In addition, commercial real estate loans comprised 58% of our loans at June 30, 2023 and 57% at December 31, 2022. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$622,270	$634,535
Real estate - other	856,344	848,241
Real estate - construction and land	60,595	63,730
SBA	4,936	7,220
Other	39,486	39,695

Total loans, gross	1,583,631	1,593,421
Deferred loan origination costs, net	1,637	2,040
Allowance for credit losses	(15,722)	(17,005)

Total loans, net	$1,569,546	$1,578,456

Commercial and industrial	39%	40%
Real estate - other	54%	53%
Real estate - construction and land	4%	4%
SBA	1%	1%
Other	2%	2%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of June 30, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$196,178	$310,765	$115,327	$—	$622,270
Real estate - other	49,770	395,070	400,078	11,426	856,344
Real estate - construction and land	50,543	9,032	1,020	—	60,595
SBA	461	888	2,768	819	4,936
Other	2,811	1,879	—	34,796	39,486

Total loans, gross	$299,763	$717,634	$519,193	$47,041	$1,583,631

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates	Total
Commercial and industrial	$175,481	$446,789	$622,270
Real estate - other	570,935	285,409	856,344
Real estate - construction and land	3,584	57,011	60,595
SBA	402	4,534	4,936
Other	36,665	2,821	39,486

Total loans, gross	$787,067	$796,564	$1,583,631

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no other real estate owned at June 30, 2023. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured.

The following table presents information regarding the Company’s nonperforming and modified loans as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$181	$1,250
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	181	1,250
Foreclosed assets	—	—

Total nonperforming assets	$181	$1,250

Modified loans	$51	$—

Nonperforming loans / gross loans	0.01%	0.08%
Allowance for credit losses / nonperforming loans	8686.19%	1360.40%

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

The following tables provide information on the activity within the allowance for credit losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended June 30, 2023:
Beginning balance	$10,719	$2,943	$743	$42	$935	$15,382
Provision for credit losses	84	27	(6)	(2)	237	340
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$10,803	$2,970	$737	$40	$1,172	$15,722

Alowance for credit losses / gross loans	1.74%	0.35%	1.22%	0.81%	2.97%	0.99%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Three months ended June 30, 2022:
Beginning balance	$8,876	$5,080	$783	$283	$10	$15,032
Provision for loan losses	650	163	124	(10)	(2)	925
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Alowance for loan losses / gross loans	1.62%	0.66%	1.44%	2.05%	0.02%	1.06%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Six months ended June 30, 2023
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,996	(627)	(148)	(1)	(416)	804
Charge-offs	(247)	—	—	—	—	(247)
Recoveries	—	—	—	—	—	—

Ending balance	$10,803	$2,970	$737	$40	$1,172	$15,722

Alowance for credit losses / gross loans	1.74%	0.35%	1.22%	0.81%	2.97%	0.99%
Net recoveries (charge-offs) / gross loans	-0.04%	0.00%	0.00%	0.00%	0.00%	-0.02%
Six months ended June 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	973	719	226	(36)	(7)	1,875
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1

Ending balance	$9,526	$5,243	$907	$273	$8	$15,957

Alowance for loan losses / gross loans	1.62%	0.66%	1.44%	2.05%	0.02%	1.06%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

During the first quarter of 2022, the Company re-designated certain securities previously classified as available for sale to the held to maturity classification. The re-designated securities consisted of mortgage backed securities and government agencies with a total carrying value of $49.9 million at December 31, 2022. At the time of re-designation the securities included $281,000 of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of June 30, 2023 and December 31, 2022.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2023:
Mortgage backed securities	$16,849	$13	$(856)	$16,006
Government agencies	29,862	—	(1,001)	28,861

Total available for sale securities	$46,711	$13	$(1,857)	$44,867

Mortgage backed securities	$59,002	$34	$(7,163)	$51,873
Government agencies	3,077	—	(577)	2,500
Corporate bonds	44,183	—	(4,419)	39,764

Total held to maturity securities, net	$106,262	$34	$(12,159)	$94,137

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company adopted ASC 326 on January 1, 2023 and, as a result, records an allowance for credit losses on investment securities. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at June 30, 2023. As of June 30, 2023, the Company determined that an allowance for credit losses of $58,000 was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.

Deposits

Our deposits are generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services. At June 30, 2023, approximately 95% of commercial relationships held deposits at the Bank, primarily in operating accounts, and there were no significant industry concentrations. Additionally, at June 30, 2023 insured deposits represented 60% of the total deposit portfolio and uninsured deposits represented 40% of the total deposit portfolio.

At June 30, 2023, approximately 43% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at June 30, 2023 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 38% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at June 30, 2023, which provide our customers with interest and liquidity. Time deposits comprised the remaining 19% of our deposits at June 30, 2023.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At June 30, 2023:
Demand noninterest-bearing	$742,160	43%
Demand interest-bearing	29,324	2%
Money market and savings	633,620	36%
Time	333,192	19%

Total deposits	$1,738,296	100%

At December 31, 2022:
Demand noninterest-bearing	$811,671	45%
Demand interest-bearing	37,815	2%
Money market and savings	671,016	38%
Time	271,238	15%

Total deposits	$1,791,740	100%

The aggregate amount of time deposits in excess of the FDIC insurance limit was $35.1 million and $43.6 million at June 30, 2023 and December 31, 2022, respectively. The following table reflects the aggregate maturities of those deposits as of the respective reporting periods.

(Dollars in thousands)	June 30, 2023	December 31, 2022
3 months or less	$16,054	$33,344
Over 3 months through 6 months	18,766	10,254
Over 6 months through 12 months	255	—
Over 12 months	—	—

Total uninsured time deposits	$35,075	$43,598

Liquidity

Our primary source of funding is deposits from our core banking relationships. However, the majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. Additionally, a small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 17% of deposits were represented by the 10 largest depositors at both June 30, 2023 and December 31, 2022. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio, the ability to supplement core deposits with brokered time deposits and/or utilization of the Certificate of Deposit Account Registry Service (CDARS) Network, and borrowing capacity through various secured and unsecured sources. Our borrowing capacity include lines of credit with the FRB, FHLB, and correspondent banks that enable us to borrow funds as described in Note 4 to the consolidated financial statements included in Item 1 of this Report.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2023, the capital conservation buffer was 4.46%.

At June 30, 2023, the Bank had a Tier 1 risk-based capital ratio of 11.56%, a total capital to risk-weighted assets ratio of 12.46%, and a leverage ratio of 11.42%. At December 31, 2022, the Bank had a Tier 1 risk-based capital ratio of 10.54%, a total capital to risk-weighted assets ratio of 11.40%, and a leverage ratio of 10.23%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2023 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of California BanCorp (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

3.2	Amended and Restated Bylaws of California Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the Commission on March 4, 2020)

10.1	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protections Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California BanCorp

Dated: August 10, 2023	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2023	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)