Form 10-Q
period 2023-09-30
California BanCorp
filed 2023-11-09
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Act).
YES  ☐            NO  ☒
Number of shares outstanding of the registrant’s common stock as of November 1, 2023: 8,394,962

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	September 30,	December 31,
	2023	2022
ASSETS:
Cash and due from banks	$17,128	$16,686
Federal funds sold	181,854	215,696

Total cash and cash equivalents	198,982	232,382
Investment securities:
Available for sale, at fair value	44,227	47,012
Held to maturity, at amortized cost, net of allowance for credit losses of $81 and $0 at September 30, 2023 and December 31, 2022, respectively	105,017	108,866

Total investment securities	149,244	155,878
Loans, net of allowance for credit losses of $15,921 and $17,005 at September 30, 2023 and December 31, 2022, respectively	1,558,506	1,578,456
Premises and equipment, net	2,432	3,072
Bank owned life insurance (BOLI)	25,697	25,127
Goodwill and other intangible assets	7,442	7,472
Accrued interest receivable and other assets	41,614	39,828

Total assets	$1,983,917	$2,042,215

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$686,723	$811,671
Interest bearing	1,020,358	980,069

Total deposits	1,707,081	1,791,740
Junior subordinated debt securities	54,256	54,152
Accrued interest payable and other liabilities	32,465	24,069

Total liabilities	1,793,802	1,869,961
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common stock, no par value; 40,000,000 shares authorized; 8,395,483 and 8,332,479 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	112,656	111,257
Retained earnings	78,824	62,297
Accumulated other comprehensive loss, net of taxes	(1,365)	(1,300)

Total shareholders’ equity	190,115	172,254

Total liabilities and shareholders’ equity	$1,983,917	$2,042,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans	$23,804	$19,084	$69,752	$50,268
Federal funds sold	2,814	867	6,811	1,283
Investment securities	1,476	1,217	4,241	3,247

Total interest income	28,094	21,168	80,804	54,798
Interest expense
Deposits	8,961	1,672	22,476	3,274
Borrowings and subordinated debt	555	1,133	2,348	2,412

Total interest expense	9,516	2,805	24,824	5,686
Net interest income	18,578	18,363	55,980	49,112
Provision for credit losses	314	800	1,116	2,675

Net interest income after provision for credit losses	18,264	17,563	54,864	46,437
Non-interest income
Service charges and other fees	1,003	1,237	2,733	3,260
Gain on the sale of loans	—	—	—	1,393
Other	291	247	803	759

Total non-interest income	1,294	1,484	3,536	5,412
Non-interest expense
Salaries and benefits	8,238	7,415	23,945	21,654
Premises and equipment	1,155	1,275	3,503	3,844
Professional fees	411	524	1,332	1,662
Data processing	633	744	1,942	1,951
Other	1,414	1,259	4,575	3,841

Total non-interest expense	11,851	11,217	35,297	32,952
Income before provision for income taxes	7,707	7,830	23,103	18,897
Provision for income taxes	2,306	2,308	6,812	5,458

Net income	$5,401	$5,522	$16,291	$13,439

Earnings per common share
Basic	$0.64	$0.66	$1.95	$1.62

Diluted	$0.64	$0.66	$1.93	$1.60

Average common shares outstanding	8,390,138	8,322,529	8,366,584	8,298,269

Average common and equivalent shares outstanding	8,455,917	8,405,669	8,438,444	8,394,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$5,401	$5,522	$16,291	$13,439
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	(10)	(1,006)	2	(1,788)
Unrealized losses on securities transferred from available for sale to held to maturity, net	—	—	—	(281)
Reclassification adjustment for securities transferred from available for sale to held to maturity in prior year, net	—	—	(61)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	(3)	2	(4)	6
Tax effect	3	299	(2)	615

Total other comprehensive loss	(10)	(705)	(65)	(1,448)

Total comprehensive income	$5,391	$4,817	$16,226	$11,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - PART I
(Dollars in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2022	8,332,479	$111,257	$62,297	$(1,300)	$172,254
Adoption of new accounting standard	—	—	334	—	334
Stock awards issued and related compensation expense	34,560	631	—	—	631
Shares withheld to pay taxes on stock based compensation	(12,139)	(285)	—	—	(285)
Stock options exercised	478	6	—	—	6
Net income	—	—	5,451	—	5,451
Other comprehensive income	—	—	—	170	170

Balance at March 31, 2023	8,355,378	$111,609	$68,082	$(1,130)	$178,561
Adoption of new accounting standard	—	—	(99)	—	(99)
Stock awards issued and related compensation expense	32,558	611	—	—	611
Shares withheld to pay taxes on stock based compensation	(4,164)	(53)	—	—	(53)
Net income	—	—	5,440	—	5,440
Other comprehensive loss	—	—	—	(225)	(225)

Balance at June 30, 2023	8,383,772	$112,167	$73,423	$(1,355)	$184,235

Stock awards issued and related compensation expense	14,201	538	—	—	538
Shares withheld to pay taxes on stock based compensation	(3,015)	(56)	—	—	(56)
Stock options exercised	525	7	—	—	7
Net income	—	—	5,401	—	5,401
Other comprehensive loss	—	—	—	(10)	(10)

Balance at September 30, 2023	8,395,483	$112,656	$78,824	$(1,365)	$190,115

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

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$16,291	$13,439
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	1,116	2,675
Provision for deferred taxes	(206)	(1,383)
Depreciation	718	1,168
Deferred loan fees (costs), net	728	(182)
Stock based compensation, net	1,386	1,292
Increase in cash surrender value of life insurance	(528)	(497)
Discount on retained portion of sold loans, net	(27)	(27)
Gain on sale of loans	—	(1,393)
Net changes in accrued interest receivable and other assets	(1,938)	1,954
Net changes in accrued interest payable and other liabilities	8,450	(1,894)

Net cash provided by operating activities	25,990	15,152

Cash flows from investing activities:
Purchase of investment securities	—	(78,780)
Proceeds from principal payments on investment securities	6,156	21,859
Proceeds from sale of loans	—	37,271
Net decrease (increase) in loans	20,164	(247,304)
Capital calls on low income tax credit investments	(273)	(438)
(Purchase) redemption of Federal Home Loan Bank stock	(675)	455
Purchase of premises and equipment	(74)	(145)
Purchase of bank-owned life insurance policies	(42)	(46)

Net cash provided by (used for) investing activities	25,256	(267,128)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(84,659)	28,940
Paydown of long term borrowing, net	—	(56,387)
Proceeds from short term and overnight borrowings, net	—	50,000
Proceeds from exercised stock options, net	13	21

Net cash (used for) provided by financing activities	(84,646)	22,574

Decrease in cash and cash equivalents	(33,400)	(229,402)
Cash and cash equivalents, beginning of period	232,382	470,456

Cash and cash equivalents, end of period	$198,982	$241,054

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$—	$49,889
Recording of right to use assets and operating lease liabilities	$6,127	$—
Cash paid during the year for:
Interest	$22,502	$6,089
Income taxes	$—	$5,303
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.
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
The Company completed an interim impairment analysis of goodwill as of September 30, 2023 and determined there was no impairment.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$5,401	$5,522	$16,291	$13,439
Weighted average basic common shares outstanding	8,390,138	8,322,529	8,366,584	8,298,269
Add: dilutive potential common shares	65,779	83,140	71,860	96,170

Weighted average diluted common shares outstanding	8,455,917	8,405,669	8,438,444	8,394,439
Basic earnings per share	$0.64	$0.66	$1.95	$1.62

Diluted earnings per share	$0.64	$0.66	$1.93	$1.60

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
For available for sale securities in an unrealized loss position, the Company initially assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost is written down to fair value through income. For available for sale securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists an allowance for credit losses is recorded, through a charge to the provision to credit losses, to the extent that the fair value is less than the amortized cost basis. Accrued interest receivable on available for sale securities is excluded from the estimate of credit losses. The Company did not have any available for sale securities that required an ACL at September 30, 2023.

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
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2023 and December 31, 2022.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2023:
Mortgage backed securities	$16,193	$7	$(1,025)	$15,175
Government agencies	29,888	—	(836)	29,052

Total available for sale securities	$46,081	$7	$(1,861)	$44,227

Mortgage backed securities	$57,873	$—	$(8,663)	$49,210
Government agencies	3,075	—	(672)	2,403
Corporate bonds	44,069	—	(4,810)	39,259

Total held to maturity securities, net	$105,017	$—	$(14,145)	$90,872

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company did not purchase any investment securities during the nine months ended September 30, 2023. The Company purchased 8 available for sale securities for $36.0 million and 11 held to maturity securities for $42.8 million during the nine months ended September 30, 2022. The Company did not sell any investment securities during the nine months ended September 30, 2023 and 2022.

The following table summarizes the scheduled maturities of our available for sale and held to maturity investment securities as of September 30, 2023.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Less that one year	$21,693	$21,345	$15,562	$15,322
One to five years	14,919	14,351	19,971	19,554
Five to ten years	—	—	19,647	16,279
Beyond ten years	1,533	1,407	20,444	15,378
Securities not due at a single maturity date	7,936	7,124	29,393	24,339

Total investment securities	$46,081	$44,227	$105,017	$90,872

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
Management monitors the credit quality of the investment portfolio through the use of credit ratings by major credit agencies and analysis of issuer financial information, if available. Additionally, securities issued by government-sponsored agencies, such as FNMA, FHLMC and SBA, have explicit credit guarantees by the United States Federal Government which protect us from credit losses on the contractual cash flows of the securities. The following table reflects the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2023, aggregated by credit quality indicators.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Aaa	$29,888	$29,052	$11,519	$8,861
Aa1/Aa2/Aa3	—	—	3,075	2,403
A1/A2	—	—	7,971	6,429
BBB	—	—	1,588	1,209
Not rated	16,193	15,175	80,864	71,970

Total investment securities	$46,081	$44,227	$105,017	$90,872

At September 30, 2023 and December 31, 2022, the Company had 54 securities in an unrealize
d

loss
 p
osition. The following table summarizes the unrealized losses for those investment securities, at the respective reporting dates, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At September 30, 2023:
Mortgage backed securities	$—	$—	$13,320	$(1,025)	$13,320	$(1,025)
Government agencies	—	—	29,052	(836)	29,052	(836)

Total available for sale securities	$—	$—	$42,372	$(1,861)	$42,372	$(1,861)

Mortgage backed securities	$—	$—	$49,210	$(8,663)	$49,210	$(8,663)
Government agencies	—	—	2,403	(672)	2,403	(672)
Corporate bonds	7,661	(19)	31,598	(4,791)	39,259	(4,810)

Total held to maturity securities	$7,661	$(19)	$83,211	$(14,126)	$90,872	$(14,145)

At December 31, 2022:
Mortgage backed securities	$10,920	$(537)	$4,347	$(360)	$15,267	$(897)
Government agencies	28,765	(1,043)	—	—	28,765	(1,043)

Total available for sale securities	$39,685	$(1,580)	$4,347	$(360)	$44,032	$(1,940)

Mortgage backed securities	$32,271	$(5,244)	$21,445	$(2,403)	$53,716	$(7,647)
Government agencies	—	—	2,456	(627)	2,456	(627)
Corporate bonds	14,607	(1,143)	22,880	(2,596)	37,487	(3,739)

Total held to maturity securities	$46,878	$(6,387)	$46,781	$(5,626)	$93,659	$(12,013)

At September 30, 2023, management determined that it did not intend to sell any available for sale investment securities with unrealized losses, and it is unlikely that the Company will be required to sell any of those securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at September 30, 2023.
The Company measures expected credit losses on held to maturity securities collectively by major security type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions along with reasonable and supportable forecasts. As of September 30, 2023, the Company determined that an allowance for credit losses of $81,000 was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.
The following table presents the balance and activity in the allowance for credit losses on held to maturity securities for the three and nine months ended September 30, 2023.

	September 30, 2023
	Three	Nine
(Dollars in thousands)	Months Ended	Months Ended

Beginning balance	$58	$—
Adoption of new accounting standard	—	110
Provision for credit losses	23	(29)
Net charge-offs	—	—

Balance at September 30, 2023	$81	$81

On a quarterly basis, the Company utilizes a comprehensive risk assessment which includes an external rating methodology to identify, measure, and monitor risks associated with our held to maturity loan portfolio. The provision for credit losses in the third quarter of 2023 was primarily driven by an increase in the risk of default pertaining to certain securities in the held to maturity portfolio, and was identified as part of the comprehensive quarterly analysis.
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of September 30, 2023 and December 31, 2022 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

	September 30,	December 31,
(Dollars in thousands)	2023	2022

Commercial and industrial	$633,902	$634,535
Real estate - other	858,611	848,241
Real estate - construction and land	40,003	63,730
SBA	4,415	7,220
Other	36,184	39,695

Total loans, gross	1,573,115	1,593,421
Deferred loan origination costs, net	1,312	2,040
Allowance for credit losses	(15,921)	(17,005)

Total loans, net	$1,558,506	$1,578,456

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

The following table reflects the Company’s recorded investment in loans by credit quality indicators and by year of origination as of September 30, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Pass	$60,791	$124,822	$65,445	$84,021	$221,977	$557,056
Special mention	880	31,209	2,723	5,868	27,516	68,196
Substandard	—	1,883	780	567	5,420	8,650

Total	$61,671	$157,914	$68,948	$90,456	$254,913	$633,902

Current period gross charge-offs	$—	$136	$—	$20	$247	$403
Real estate - other
Pass	$22,188	$186,251	$209,378	$310,626	$94,336	$822,779
Special mention	—	14,924	10,210	6,948	—	32,082
Substandard	—	—	—	3,750	—	3,750

Total	$22,188	$201,175	$219,588	$321,324	$94,336	$858,611

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Real estate - construction and land
Pass	$2,949	$10,949	$24,439	$—	$—	$38,337
Special mention	—	—	—	1,666	—	1,666
Substandard	—	—	—	—	—	—

Total	$2,949	$10,949	$24,439	$1,666	$—	$40,003

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
SBA
Pass	$—	$758	$60	$2,677	$127	$3,622
Special mention	—	—	—	141	—	141
Substandard	—	—	—	652	—	652

Total	$—	$758	$60	$3,470	$127	$4,415

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Other
Pass	$10	$1,612	$—	$34,017	$545	$36,184
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—

Total	$10	$1,612	$—	$34,017	$545	$36,184

Current period gross charge-offs	$—	$—	$—	$—	$—	$—
Total
Pass	$85,938	$324,392	$299,322	$431,341	$316,985	$1,457,978
Special mention	880	46,133	12,933	14,623	27,516	102,085
Substandard	—	1,883	780	4,969	5,420	13,052

Total	$86,818	$372,408	$313,035	$450,933	$349,921	$1,573,115

Current period gross charge-offs	$—	$136	$—	$20	$247	$403

The following table reflects the loan portfolio allocated by the Company’s credit quality indicators as of December 31, 2022.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2022:
Grade:
Pass	$613,395	$840,993	$62,031	$6,132	$39,695	$1,562,246
Special Mention	18,157	2,602	—	490	—	21,249
Substandard	2,983	4,646	1,699	598	—	9,926

Total	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

The increase in loans classified as special mention at September 30, 2023 compared to December 31, 2022 was primarily the result of the Company’s heightened monitoring in response to current economic and operating trends.
The following table reflects an aging analysis of the loan portfolio by the time past due at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Nonaccrual	Current	Total
As of September 30, 2023:
Commercial and industrial	$—	$—	$—	$1,183	$632,719	$633,902
Real estate - other	—	—	—	—	858,611	858,611
Real estate - construction and land	—	—	—	—	40,003	40,003
SBA	—	—	—	53	4,362	4,415
Other	—	—	—	—	36,184	36,184

Total loans, gross	$—	$—	$—	$1,236	$1,571,879	$1,573,115

As of December 31, 2022:
Commercial and industrial	$—	$—	$—	$1,028	$633,507	$634,535
Real estate - other	3,160	—	—	—	845,081	848,241
Real estate - construction and land	—	—	—	—	63,730	63,730
SBA	—	—	—	222	6,998	7,220
Other	—	—	—	—	39,695	39,695

Total loans, gross	$3,160	$—	$—	$1,250	$1,589,011	$1,593,421

The Company measures expected credit losses on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated and adjusted for selling costs as appropriate.
At September 30, 2023 and December 31, 2022, the Company determined that certain loans did not share risk characteristics with other loans in the portfolio and therefore evaluated these loans for expected credit losses/impairment on an individual basis. The loans individually evaluated were classified as nonaccrual and were all collateral dependent. For collateral dependent loans, the Company has adopted the practical expedient under ASC 326 to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. None of the individually evaluated loans required an allowance for credit losses as of the respective reporting dates.

The following table reflects the recorded investment and unpaid principal balance for loans individually evaluated for expected credit losses/impairment as of September 30, 2023 and December 31, 2022 under ASC 326 and the previous accounting standard, respectively.

		Unpaid	Average
	Recorded	Principal	Recorded
(Dollars in thousands)	Investment	Balance	Investment
As of September 30, 2023:
Commercial and industrial	$1,183	$1,319	$1,183
SBA	53	689	138

Total individually evaluated loans	$1,236	$2,008	$1,321

As of December 31, 2022:
Commercial and industrial	$1,028	$1,678	$1,028
SBA	222	896	227

Total individually evaluated loans	$1,250	$2,574	$1,255

The recorded investment in loans individually evaluated for expected credit losses/impairment excludes interest receivable and net deferred origination costs due to their immateriality.
The following table reflects the amortized cost of individually evaluated loans by type of collateral as of September 30, 2023 and December 31, 2022.

			Total
	Residential	Business	Nonaccrual
(Dollars in thousands)	Property	Assets	Loans
As of September 30, 2023:
Commercial and industrial	$—	$1,183	$1,183
SBA	53	—	53

Total individually evaluated loans	$53	$1,183	$1,236

As of December 31, 2022:
Commercial and industrial	$—	$1,028	$1,028
SBA	222	—	222

Total individually evaluated loans	$222	$1,028	$1,250

The following table reflects nonaccrual loans and the related allowance for credit losses by portfolio segment as of September 30, 2023 under ASC 326 and nonaccrual loans as of December 31, 2022 under the previous accounting standard, respectively.

				Incurred Loss
	CECL			December 31,
	September 30, 2023			2022
	Nonaccrual	Nonaccrual	Total
	Loans with No	Loans with an	Nonaccrual	Nonaccrual
(Dollars in thousands)	Allowance	Allowance	Loans	Loans
Commercial and industrial	$1,183	$—	$1,183	$1,028
SBA	53	—	53	222

Total individually evaluated loans	$1,236	$—	$1,236	$1,250

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

Interest forgone on nonaccrual loans totaled $62,000 and $25,000 for the three months ended September 30, 2023 and 2022, respectively. Interest forgone on nonaccrual loans totaled $150,000 and $60,000 for the nine months ended September 30, 2023 and 2022, respectively. There was no interest recognized on a cash-basis on loans individually evaluated for expected credit losses/impairment during the three and nine months ended September 30, 2023 and 2022 under ASC 326 and the previous accounting standard, respectively.
The following tables reflect the changes in, and allocation of, the allowance for credit losses and allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022. The provision for credit losses of $121,000 for the third quarter of 2023 was primarily the result of changes in the forecast assumptions utilized in the CECL model along with a specific reserve pertaining to a previously charged-off
SBA loan for which the SBA is unlikely to cover the portion participated to another lender, offset by net recoveries during the quarter of $78,000. In addition to changes in forecast assumptions and the above-mentioned specific reserve, the provision for credit losses of $925,000 for the nine months ended September 30, 2023 was impacted by the recognition of net charge-offs during the period of $169,000.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended September 30, 2023:
Beginning balance	$10,803	$2,970	$737	$40	$1,172	$15,722
Provision for credit losses	272	(66)	(351)	452	(186)	121
Charge-offs	(156)	—	—	—	—	(156)
Recoveries	196	—	—	38	—	234

Ending balance	$11,115	$2,904	$386	$530	$986	$15,921

Alowance for credit losses / gross loans	1.75%	0.34%	0.96%	12.00%	2.72%	1.01%
Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	0.86%	0.00%	0.00%
Three months ended September 30, 2022:
Beginning balance	$9,526	$5,243	$907	$273	$8	$15,957
Provision for loan losses	699	(70)	90	57	24	800
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	—	—	—	—	—	—

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Alowance for loan losses / gross loans	1.59%	0.63%	1.39%	1.49%	0.08%	1.04%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%
Nine months ended September 30, 2023
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	2,268	(693)	(499)	451	(602)	925
Charge-offs	(403)	—	—	—	—	(403)
Recoveries	196	—	—	38	—	234

Ending balance	$11,115	$2,904	$386	$530	$986	$15,921

Alowance for credit losses / gross loans	1.75%	0.34%	0.96%	12.00%	2.72%	1.01%
Net recoveries (charge-offs) / gross loans	-0.03%	0.00%	0.00%	0.86%	0.00%	-0.01%
Nine months ended September 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	1,672	649	316	21	17	2,675
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	1	—	—	—	—	1

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Alowance for loan losses / gross loans	1.59%	0.63%	1.39%	1.49%	0.08%	1.04%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%

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
At September 30, 2023, the Company had one loan with a recorded investment or commitment with terms that had been modified due to the borrower experiencing financial difficulties. This loan had no payments that were considered past due as of the reporting date. The following table reflects the type of concession granted and the financial effect of the modification.

(Dollars in thousands)	Amortized Cost	% of Total Portfolio Segment	Financial Effect
SBA	$50	1.13%	Term Extension - extended forbearance expiration from March 31, 2023 to April 1, 2024

Total modified loans	$50

The Company had no loan modifications resulting from a borrower experiencing financial difficulties with a subsequent payment default within twelve months following the modification during the three and nine months ended September 30, 2023.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At September 30, 2023, amounts pledged and available borrowing capacity under such limits were approximately $392.2 million and $302.9 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $484.1 million and $393.0 million, respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At September 30, 2023, amounts pledged and available borrowing capacity under such limits were approximately $414.0 million and $368.5 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $386.1 million and $335.1 million, respectively.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $123.0 million. There were no borrowings outstanding under these arrangements at September 30, 2023 and December 31, 2022.

The Company maintains a revolving line of credit with a commitment of $3.0 million for a six-month
term at a rate of Prime plus 0.40%. At September 30, 2023 and December 31, 2022, no borrowings were outstanding under this line of credit.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At September 30, 2023 and December 31, 2022, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At September 30, 2023 and December 31, 2022, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At September 30, 2023 and December 31, 2022, the Company had outstanding unfunded commitments for loans of approximately $643.4 million and $644.1 million, respectively.
The outstanding unfunded commitments for loans at September 30, 2023 was comprised of fixed rate commitments of approximately $43.0 million and variable rate commitments of approximately $600.4 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of September 30, 2023.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$19,346	$3,217	$47	$22,610
Interest rate between 4.00% and 5.00%	—	6,781	144	6,925
Interest rate greater than or equal to 5.00%	9,457	2,225	1,823	13,505

Total unfunded fixed rate loan commitments	$28,803	$12,223	$2,014	$43,040

The Company records an allowance for credit losses on
off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements. The allowance for credit losses on off-balance
sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses related to unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets and was $2.0 million and $430,000 at September 30, 2023 and December 31, 2022, respectively.
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2023.

	September 30, 2023
	Three	Nine
(Dollars in thousands)	Months Ended	Months Ended
Beginning balance	$1,877	$430
Adoption of new accounting standard	—	1,397
Provision for credit losses	170	220

Balance at September 30, 2023	$2,047	$2,047

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2030, with certain leases containing either three, five, or seven-year renewal options.
The following table reflects the quantitative information for the Company’s leases for the nine months ended, and as of, September 30, 2023.

September 30,
(Dollars in thousands)	2023
Operating lease cost (cost resulting from lease payments)	$1,483
Operating lease - operating cash flows (fixed payments)	$1,142
Operating lease right-of-use assets (other assets)	$9,219
Operating lease liabilities (other liabilities)	$11,023
Weighted average lease term - operating leases	4.3 years
Weighted average discount rate - operating leases	4.99%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of September 30, 2023.

September 30,
(Dollars in thousands)	2023
2023	$510
2024	2,414
2025	2,486
2026	2,451
2027	1,402
Thereafter	3,140

Total undiscounted cash flows	12,403
Discount on cash flows	(1,380)

Total lease liability	$11,023

Rent expense included in premises and equipment expense totaled $502,000 and $469,000 for the three months ended September 30, 2023 and 2022, respectively. Rent expense included in premises and equipment expense totaled $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
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
At September 30, 2023, uninsured deposits at financial institutions were approximately $407,000. At December 31, 2022, uninsured deposits at financial institutions were approximately $2.9 million.
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

The carrying amounts and estimated fair values of financial instruments at September 30, 2023 and December 31, 2022 are as follows:

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Financial assets:
Cash and cash equivalents	$198,982	$198,982	$—	$—	$198,982
Investment securities:
Available for sale	44,227	—	44,227	—	44,227
Held to maturity	105,017		83,675	7,197	90,872
Loans, net	1,558,506	—	—	1,478,998	1,478,998
Accrued interest receivable	9,020	—	1,096	7,924	9,020
Financial liabilities:
Deposits	$1,707,081	$1,387,376	$320,344	$—	$1,707,720
Subordinated debt	54,256	—	—	49,803	49,803
Accrued interest payable	4,024	—	3,922	102	4,024

As of December 31, 2022:
Financial assets:
Cash and due from banks	$232,382	$232,382	$—	$—	$232,382
Investment securities:
Available for sale	47,012	—	47,012	—	47,012
Held to maturity	108,866		89,433	7,450	96,883
Loans, net	1,578,456		—	1,519,903	1,519,903
Accrued interest receivable	7,769	—	926	6,843	7,769
Financial liabilities:
Deposits	$1,791,740	$1,520,502	$271,178	$—	$1,791,680
Subordinated debt	54,152	—	—	49,027	49,027
Accrued interest payable	1,678	—	1,007	671	1,678
These e
s
timates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.
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
Loans - Fair values of loans for September 30, 2023 and December 31, 2022 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.

Loans individually evaluated for expected credit losses/impairment—Certain loans are individually evaluated on a quarterly basis for additional expected credit losses/impairment and adjusted accordingly. The fair value of loans that are individually evaluated with specific allocations of the allowance for credit losses that are secured by real property is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The methods utilized to estimate the fair value of individually evaluated loans do not necessarily represent an exit price.
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

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2023:
Investments available for sale:
Mortgage backed securities	$15,175	$—	$15,175	$—
Government agencies	29,052	—	29,052	—

Total assets measured at fair value on a recurring basis	$44,227	$—	$44,227	$—

As of December 31, 2022:
Investments available for sale:
Mortgage backed securities	$17,758	$—	$17,758	$—
Government agencies	28,766	—	28,766	—
Corporate bonds	488	—	488	—

Total assets measured at fair value on a recurring basis	$47,012	$—	$47,012	$—

Fair values for
available-for-sale
investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no
changes in the valuation techniques used. Additionally, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2023 and December 31, 2022.
Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of September 30, 2023 and December 31, 2022.

	Carrying	Fair Value Measurements
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
As of September 30, 2023:
Individually evaluated loans - Commercial	$1,183	$—	$—	$1,183
Individually evaluated loans - SBA	53	—	—	53
Total assets measured at fair value on a non-recurring basis	$1,236	$—	$—	$1,236

As of December 31, 2022:
Impaired loans - Commercial	$1,028	$—	$—	$1,028
Impaired loans - SBA	222	—	—	222
Total assets measured at fair value on a non-recurring basis	$1,250	$—	$—	$1,250

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2023 and December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

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

In addition to the risk of incurring loan losses and provision for credit losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy, any of which could cause us to incur losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur credit losses and adversely affect our results of operations in the future; changes in prevailing interest rates, which may adversely affect our interest margins, net interest income and the value of our investment securities; the risk that we will not be able to manage our liquidity, interest rate or operational risks effectively, in which event our operating results or financial condition could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; the impacts of inflation; and the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Report, as such information may be updated from time to time in subsequent filings we may make with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2023.

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

Results of Operations – Three Months Ended September 30, 2023 and 2022:

Overview

For the three months ended September 30, 2023 and September 30, 2022, net income was $5.4 million and $5.5 million, respectively, representing a decrease of $121,000, or 2%. Compared to the same period last year, net interest income after the provision for credit losses increased by $701,000, which was offset by a decrease in non-interest income of $190,000 and an increase in non-interest expense of $634,000.

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

Net interest income for the three months ended September 30, 2023, was $18.6 million, an increase of $215,000, or 1% from $18.4 million for the same period in 2022. The increase in net interest income was primarily attributable to the rising interest rate environment combined with a more favorable mix of higher yielding earning assets offset, in part, by an increase in the cost of total deposits. Net interest margin decreased by 8 basis points to 3.86% for the three months ended September 30, 2023, compared to 3.94% for the three months ended September 30, 2022.

Average total interest-earning assets were $1.91 billion in the third quarter of 2023 compared to $1.85 billion for the same period during 2022. The increase in total interest-earning assets was primarily due to growth of the loan portfolio combined with increased liquidity generated from growth in the deposit portfolio. For the quarter ended September 30, 2023, the yield on average earning assets increased 129 basis points to 5.83% from 4.54% for the quarter ended September 30, 2022. The yield on total average gross loans in the three months ended September 30, 2023 was 6.09%, representing an increase of 112 basis points compared to 4.97% in the same period one year earlier. For the three months ended September 30, 2023 compared to the same period in 2022, the yield on average federal funds sold increased 323 basis points to 5.35% from 2.12%, and the yield on average investment securities increased 95 basis points to 3.90% from 2.95%.

For the three months ended September 30, 2023, average loans increased $28.3 million, or 2%, from the quarter ended September 30, 2022 while average interest-bearing deposit balances increased $151.2 million, or 18%, from the same quarter in the prior year. Average non-interest bearing deposits for the third quarter of 2023 decreased $23.9 million, or 3%, from the same period in the prior year. The average loan to deposit ratio for the third quarter of 2023 was 90.25% compared to 95.69% for the third quarter of 2022.

Of the $28.3 million increase in average loan balances year over year, average commercial and real estate loans increased by $19.3 million and $33.7 million, respectively, as a result of organic growth. These increases were offset by a decrease in average construction and land loans of $15.1 million, a decrease in SBA loans of $5.2 million, and a decrease in other loans of $4.4 million.

Of the $151.2 million increase in average interest-bearing deposit balances year over year, $119.7 million was attributable to time deposits and $42.8 million was attributable to money market and savings accounts, offset by a decrease in demand accounts of $11.3 million. The cost of interest-bearing deposits was 3.54% during the quarter ended September 30, 2023 compared to 0.78% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances increased by 165 basis points to 2.07% in the third quarter of 2023 compared to 0.42% in the third quarter of 2022.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023			2022
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(Dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,551,708	6.09%	$23,804	$1,523,442	4.97%	$19,084
Federal funds sold	208,725	5.35%	2,814	162,314	2.12%	867
Investment securities	150,322	3.90%	1,476	163,486	2.95%	1,217

Total interest earning assets	1,910,755	5.83%	28,094	1,849,242	4.54%	21,168

Noninterest-earning assets:
Cash and due from banks	20,351			20,153
All other assets (2)	62,041			60,832

TOTAL	$1,993,147			$1,930,227

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$28,766	0.33%	$24	$40,044	0.08%	$8
Money market and savings	642,909	2.95%	4,775	600,100	0.62%	938
Time	332,662	4.96%	4,162	213,001	1.35%	726
Other	54,235	4.06%	555	154,101	2.92%	1,133

Total interest-bearing liabilities	1,058,572	3.57%	9,516	1,007,246	1.10%	2,805

Noninterest-bearing liabilities:
Demand deposits	715,079			738,951
Accrued expenses and other liabilities	30,665			21,094
Shareholders’ equity	188,831			162,936

TOTAL	$1,993,147			$1,930,227

Net interest income and margin (3)		3.86%	$18,578		3.94%	$18,363

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculationof yields. Interest income on loans includes amortization of net deferred loan (costs) fees of $(82,000) and $100,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $15.8 million and $16.0 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2023 and 2022. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$434	$4,286	$4,720
Federal funds sold	626	1,321	1,947
Investment securities	(129)	388	259
Interest expense:
Deposits
Demand	(9)	25	16
Money market and savings	318	3,519	3,837
Time	1,497	1,939	3,436
Other borrowings	(1,022)	444	(578)

Net interest income	$147	$68	$215

Interest Income

Interest income increased by $6.9 million in the third quarter of 2023 compared to the same period of 2022, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio. The prime rate at September 30, 2023 and September 30, 2022 was 8.50% and 6.25%, respectively. Interest earned on our loan portfolio of $23.8 million in the third quarter of 2023 represented an increase of $4.7 million, or 25%, compared to $19.1 million for the third quarter of 2022.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on federal funds sold of $2.8 million for the three months ended September 30, 2023 compared to $867,000 for the same period in the prior year. Interest earned on investment securities of $1.5 million for the three months ended September 30, 2023 compared to $1.2 million for the three months ended September 30, 2022.

Interest Expense

Interest expense increased by $6.7 million in the third quarter of 2023 compared to the same period of 2022, primarily due to the effect of increased rates paid on interest-bearing deposits and other borrowings, combined with a higher level of interest-bearing deposits. The average rate paid on interest-bearing liabilities in the third quarter of 2023 compared to the same period one year earlier increased 247 basis point to 3.57% from 1.10%.

Provision for Credit Losses

The provision for credit losses of $314,000 for the three months ended September 30, 2023 was comprised of $121,000 pertaining to the ACL on loans, $170,000 pertaining to the ACL for unfunded loan commitments, and $23,000 pertaining to the ACL for held to maturity securities.

The provision for credit losses on loans of $314,000 for the third quarter of 2023 compared to a provision for loan losses of $800,000 for the third quarter of 2022. The Company had loan charge-offs of $156,000 and recoveries of $234,000 during the third quarter of 2023, compared to loan charge-offs of $202,000 and no recoveries during the third quarter of 2022. The allowance for credit losses on loans as a percentage of outstanding loans was 1.01% at September 30, 2023 and 1.07% at December 31, 2022. On January 1, 2023, the Company adopted the current expected losses (CECL) accounting standard (ASC 326). The Company’s allowance for credit losses on loans was 0.95% upon adoption of the standard on January 1, 2023.

Non-interest Income

The following table reflects the major components of the Company’s non-interest income for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Service charges and other fees	$1,003	$1,237	$(234)	-19%
Earnings on BOLI	179	167	12	7%
Other	112	80	32	40%

Total non-interest income	$1,294	$1,484	$(190)	-13%

Non-interest income decreased by $190,000, or 13% in the third quarter of 2023, compared to the third quarter of 2022. The decrease was primarily due to a decrease in service charges and other fee income related to fewer prepayment penalties assessed on loans.

Non-interest Expense

The following table reflects the major components of the Company’s non-interest expense for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and benefits	$8,238	$7,415	$823	11%
Premises and equipment	1,155	1,275	(120)	-9%
Professional fees	411	524	(113)	-22%
Data processing	633	744	(111)	-15%
Other	1,414	1,259	155	12%

Total non-interest expense	$11,851	$11,217	$634	6%

Non-interest expense was $11.9 million and $11.2 million for the three months ended September 30, 2023 and 2022, respectively. Excluding capitalized loan origination costs, non-interest expense for the third quarter of 2023 was $12.5 million compared to $12.3 million for the third quarter of 2022, representing an increase of $200,000, or 2%. The increase in non-interest expense, excluding capitalized origination costs, from the third quarter of 2022 was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business.

For the three months ended September 30, 2023 and 2022, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 59.64% and 56.52%, respectively.

Provision for Income Taxes

Income tax expense was $2.3 million for both the third quarter of 2023 and for the same period in prior year. The effective tax rates for those time periods were 29.9% and 29.5%, respectively.

Results of Operations – Nine Months Ended September 30, 2023 and 2022:

Overview

For the nine months ended September 30, 2023 and September 30, 2022, net income was $16.3 million and $13.4 million, respectively, representing an increase of $2.9 million, or 21%. Compared to the same period last year, net interest income after the provision for credit losses increased by $8.4 million, which was offset by a decrease in non- interest income of $1.9 million, an increase in non-interest expense of $2.3 million and an increase in the provision for income taxes of $1.3 million.

Net Interest Income and Margin

Net interest income for the nine months ended September 30, 2023, was $56.0 million, an increase of $6.9 million, or 14% from $49.1 million for the same period in 2022. The increase in net interest income was primarily attributable to the rising interest rate environment combined with a more favorable mix of higher yielding earning assets offset, in part, by an increase in the cost of total deposits. Net interest margin increased by 34 basis points to 3.94% for the nine months ended September 30, 2023, compared to 3.60% for the nine months ended September 30, 2022.

Average total interest-earning assets were $1.90 billion in the nine months ended September 30, 2023 compared to $1.83 billion for the same period during 2022. The increase in total interest-earning assets was primarily due to growth of the loan portfolio. For the nine months ended September 30, 2023, the yield on average earning assets increased 167 basis points to 5.68% from 4.01% for the nine months ended September 30, 2022. The yield on total average gross loans for the nine months ended September 30, 2023 was 5.94%, representing an increase of 132 basis points compared to 4.62% in the same period one year earlier. For the nine months ended September 30, 2023 compared to the same period in 2022, the yield on federal funds sold increased 430 basis points to 5.09 % from 0.79%, and the yield on average investment securities increased 93 basis points to 3.72% from 2.79%.

For the nine months ended September 30, 2023, average loans increased $116.7 million, or 8%, from the nine months ended September 30, 2022 while average interest-bearing deposit balances increased $115.1 million, or 13%, from the same period in the prior year. Average non-interest bearing deposits for the first nine months of 2023 decreased $17.6 million, or 2%, from the same period in the prior year. The average loan to deposit ratio for the nine months ended September 30, 2023 was 92.31% compared to 90.65% for the nine months ended September 30, 2022.

Of the $116.7 million increase in average loan balances year over year, average commercial and real estate loans increased by $73.0 million and $82.5 million, respectively, as a result of organic growth. These increases were partially offset by a decrease in average SBA loans of $27.0 million primarily due to PPP loan forgiveness and a decrease in other loans of $15.1 million primarily due to the sale of a portion of our solar loan portfolio.

Of the $115.1 million increase in average interest-bearing deposit balances year over year, $150.8 million was attributable to time deposits, offset by a decrease in money market and savings accounts of $26.5 million, and a decrease in demand accounts of $9.2 million. The cost of interest-bearing deposits was 3.06% during the nine months ended September 30, 2023 compared to 0.51% for the same period one year earlier. In addition, the overall cost of average total deposit balances increased by 150 basis points to 1.77% during the nine months ended September 30, 2023 compared to 0.27% during the nine months ended September 30, 2022.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023			2022
		Yields	Interest		Yields	Interest
	Average	or	Income/	Average	or	Income/
(Dollars in thousands)	Balance	Rates	Expense	Balance	Rates	Expense
ASSETS
Interest earning assets:
Loans (1)	$1,570,411	5.94%	$69,752	$1,453,741	4.62%	$50,268
Federal funds sold	178,948	5.09%	6,811	217,008	0.79%	1,283
Investment securities	152,574	3.72%	4,241	155,423	2.79%	3,247

Total interest earning assets	1,901,933	5.68%	80,804	1,826,172	4.01%	54,798

Noninterest-earning assets:
Cash and due from banks	19,227			19,550
All other assets (2)	62,679			61,939

TOTAL	$1,983,839			$1,907,661

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$31,029	0.19%	$43	$40,214	0.08%	$25
Money market and savings	626,318	2.49%	11,672	652,849	0.45%	2,185
Time	323,148	4.45%	10,761	172,284	0.83%	1,064
Other	71,782	4.37%	2,348	125,108	2.58%	2,412

Total interest-bearing liabilities	1,052,277	3.15%	24,824	990,455	0.77%	5,686

Noninterest-bearing liabilities:
Demand deposits	720,694			738,273
Accrued expenses and other liabilities	27,827			20,848
Shareholders’ equity	183,041			158,085

TOTAL	$1,983,839			$1,907,661

Net interest income and margin (3)		3.94%	$55,980		3.60%	$49,112

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan (costs) fees of $(482,000) and $501,000, respectively.

(2)	Other noninterest-earning assets includes the allowance for credit losses of $16.1 million and $15.0 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2023 and 2022. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Nine Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease) Due to
	Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans	$5,182	$14,302	$19,484
Federal funds sold	(1,449)	6,977	5,528
Investment securities	(79)	1,073	994
Interest expense:
Deposits
Demand	(13)	31	18
Money market and savings	(494)	9,981	9,487
Time	5,024	4,673	9,697
Other borrowings	(1,744)	1,680	(64)

Net interest income	$881	$5,987	$6,868

Interest Income

Interest income increased by $26.0 million for the nine months ended September 30, 2023 compared to the same period of 2022, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio combined with PPP loans that were forgiven by the SBA being replaced with higher yielding commercial and real estate other loans, partially offset by a decrease in amortization of net fees collected on PPP loans. The prime rate at September 30, 2023 and September 30, 2022 was 8.50% and 6.25%, respectively. The average prime rate for the nine months ended September 30, 2023 and 2022 was 8.09% and 4.20%, respectively. Interest earned on our loan portfolio of $69.8 million for the nine months ended September 30, 2023 represented an increase of $19.5 million, or 39%, compared to $50.3 million for the same period in 2022.

Additionally, the Company benefited from a more favorable mix of other earning assets. Interest earned on federal funds sold of $6.8 million for the nine months ended September 30, 2023 compared to $1.3 million for the same period in the prior year. Interest earned on investment securities of $4.2 million for the nine months ended September 30, 2023 compared to $3.2 million for the same period in the prior year.

Interest Expense

Interest expense increased by $19.1 million for the nine months ended September 30, 2023 compared to the same period of 2022, primarily due to the effect of increased rates paid on interest-bearing deposits, combined with a higher level of interest-bearing deposits. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2023 compared to the same period one year earlier increased 238 basis point to 3.15% from 0.77%.

Provision for Credit Losses

The provision for credit losses of $1.1 million for the nine months ended September 30, 2023 was comprised of $925,000 pertaining to the ACL on loans and $220,000 pertaining to the ACL for unfunded loan commitments, partially offset by a release of reserves pertaining to the ACL for held to maturity securities of $29,000.

The provision for credit losses on loans of $1.1 million for the nine months ended September 30, 2023 compared to a provision for loan losses of $2.7 million for the same period in the prior year. The Company had net loan charge-offs of $169,000 and $201,000 during the nine months ended September 30, 2023 and 2022, respectively. The allowance for credit losses on loans as a percentage of outstanding loans was 1.01% at September 30, 2023 and 1.07% at December 31, 2022. On January 1, 2023, the Company adopted the current expected losses (CECL) accounting standard (ASC 326). The Company’s allowance for credit losses on loans was 0.95% upon adoption of the standard on January 1, 2023.

Noninterest Income

The following table reflects the major components of the Company’s noninterest income for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Service charges and other fees	$2,733	$3,260	$(527)	-16%
Gain on sale of SBA loans	—	1,393	(1,393)	100%
Earnings on BOLI	528	497	31	6%
Other	275	262	13	5%

Total non-interest income	$3,536	$5,412	$(1,876)	-35%

Noninterest income decreased by $1.9 million, or 35%, for the nine months ended September 30, 2023, compared to the nine months ended of 2022. The decrease was primarily attributable to a gain of $1.4 million recognized on the sale of a portion of our solar loan portfolio in the prior year and a decrease of $527,000 pertaining to service charges and other fees.

Noninterest Expense

The following table reflects the major components of the Company’s noninterest expense for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and benefits	$23,945	$21,654	$2,291	11%
Premises and equipment	3,503	3,844	(341)	-9%
Professional fees	1,332	1,662	(330)	-20%
Data processing	1,942	1,951	(9)	0%
Other	4,575	3,841	734	19%

Total non-interest expense	$35,297	$32,952	$2,345	7%

Non-interest expense was $35.3 million and $33.0 million for the nine months ended September 30, 2023 and 2022, respectively. Excluding capitalized loan origination costs, non-interest expense for the nine months ended September 30, 2023 was $37.3 million compared to $36.1 million for the nine months ended September 30, 2022, representing an increase of $1.2 million, or 3%.

Salaries and benefits for the nine months ended September 30, 2023 were $23.9 million, representing an increase of $2.3 million, or 11%, compared to $21.6 million for the nine months ended September 30, 2022. The increase in salaries and benefits expense was primarily due to an increase in salaries and benefits related to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.

For the nine months ended September 30, 2023 and 2022, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 59.31% and 60.44%, respectively.

Provision for Income Taxes

Income tax expense was $6.8 million and $5.5 million for the nine months ended September 30, 2023 and 2022. The effective tax rates for those time periods were 29.5% and 28.9%, respectively.

Financial Condition:

Overview

Total assets of the Company were $1.98 billion as of September 30, 2023 compared to $2.04 billion as of December 31, 2022. The decrease in total assets from year-end was primarily due to slower loan growth and decreased liquidity related to a reduction in non-interest bearing deposits.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances decreased by $20.3 million, or 1%, from December 31, 2022 to September 30, 2023 primarily due to a reduction in the commercial and industrial, construction and land, SBA and other loan portfolios, partially offset by an increase in real estate other loans due to organic growth.

The loan portfolio at September 30, 2023 and December 31, 2022 was comprised of approximately 40% of commercial and industrial loans. In addition, commercial real estate loans comprised 55% of our loans at September 30, 2023 and 53% at December 31, 2022. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$633,902	$634,535
Real estate - other	858,611	848,241
Real estate - construction and land	40,003	63,730
SBA	4,415	7,220
Other	36,184	39,695

Total loans, gross	1,573,115	1,593,421
Deferred loan origination costs, net	1,312	2,040
Allowance for credit losses	(15,921)	(17,005)

Total loans, net	$1,558,506	$1,578,456

Commercial and industrial	40%	40%
Real estate - other	55%	53%
Real estate - construction and land	3%	4%
SBA	0%	1%
Other	2%	2%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of September 30, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

		Over One	Over Five
	Due in	Year But	Years But
	One Year	Less Than	Less Than	Over
(Dollars in thousands)	Or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial and industrial	$180,569	$349,172	$104,161	$—	$633,902
Real estate - other	51,460	423,190	372,551	11,410	858,611
Real estate - construction and land	38,463	520	1,020	—	40,003
SBA	193	992	2,417	813	4,415
Other	592	1,764	—	33,828	36,184

Total loans, gross	$271,277	$775,638	$480,149	$46,051	$1,573,115

	Loans With
	Fixed	Variable
(Dollars in thousands)	Rates (1)	Rates	Total
Commercial and industrial	$172,911	$460,991	$633,902
Real estate - other	581,614	276,997	858,611
Real estate - construction and land	3,571	36,432	40,003
SBA	137	4,278	4,415
Other	35,582	602	36,184

Total loans, gross	$793,815	$779,300	$1,573,115

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no other real estate owned at September 30, 2023. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured.

The following table presents information regarding the Company’s nonperforming and modified loans as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Nonaccrual loans	$1,236	$1,250
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	1,236	1,250
Foreclosed assets	—	—

Total nonperforming assets	$1,236	$1,250

Modified loans	$50	$—

Nonperforming loans / gross loans	0.08%	0.08%
Allowance for credit losses / nonperforming loans	1288.11%	1360.40%

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

The following tables provide information on the activity within the allowance for credit losses as of and for the periods indicated.

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Three months ended September 30, 2023:
Beginning balance	$10,803	$2,970	$737	$40	$1,172	$15,722
Provision for credit losses	272	(66)	(351)	452	(186)	121
Charge-offs	(156)	—	—	—	—	(156)
Recoveries	196	—	—	38	—	234

Ending balance	$11,115	$2,904	$386	$530	$986	$15,921

Alowance for credit losses / gross loans	1.75%	0.34%	0.96%	12.00%	2.72%	1.01%
Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	0.86%	0.00%	0.00%
Three months ended September 30, 2022:
Beginning balance	$9,526	$5,243	$907	$273	$8	$15,957
Provision for loan losses	699	(70)	90	57	24	800
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	—	—	—	—	—	—

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Alowance for loan losses / gross loans	1.59%	0.63%	1.39%	1.49%	0.08%	1.04%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%

	Commercial		Real Estate
	and	Real Estate	Construction
(Dollars in thousands)	Industrial	Other	and Land	SBA	Other	Total
Nine months ended September 30, 2023
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	2,268	(693)	(499)	451	(602)	925
Charge-offs	(403)	—	—	—	—	(403)
Recoveries	196	—	—	38	—	234

Ending balance	$11,115	$2,904	$386	$530	$986	$15,921

Alowance for credit losses / gross loans	1.75%	0.34%	0.96%	12.00%	2.72%	1.01%
Net recoveries (charge-offs) / gross loans	-0.03%	0.00%	0.00%	0.86%	0.00%	-0.01%
Nine months ended September 30, 2022
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	1,672	649	316	21	17	2,675
Charge-offs	—	—	—	(202)	—	(202)
Recoveries	1	—	—	—	—	1

Ending balance	$10,225	$5,173	$997	$128	$32	$16,555

Alowance for loan losses / gross loans	1.59%	0.63%	1.39%	1.49%	0.08%	1.04%
Net recoveries (charge-offs) / gross loans	0.00%	0.00%	0.00%	-2.36%	0.00%	-0.01%

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of September 30, 2023 and December 31, 2022.

		Gross	Gross
		Unrealized /	Unrealized /	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2023:
Mortgage backed securities	$16,193	$7	$(1,025)	$15,175
Government agencies	29,888	—	(836)	29,052

Total available for sale securities	$46,081	$7	$(1,861)	$44,227

Mortgage backed securities	$57,873	$—	$(8,663)	$49,210
Government agencies	3,075	—	(672)	2,403
Corporate bonds	44,069	—	(4,810)	39,259

Total held to maturity securities, net	$105,017	$—	$(14,145)	$90,872

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company adopted ASC 326 on January 1, 2023 and, as a result, records an allowance for credit losses on investment securities. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at September 30, 2023. As of September 30, 2023, the Company determined that an allowance for credit losses of $81,000 was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.

Deposits

Our deposits are primarily generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services. At September 30, 2023, approximately 95% of commercial relationships held deposits at the Bank, primarily in operating accounts, and there were no significant industry concentrations. An additional source of deposits is periodically obtained through third-party brokers. At September 30, 2023 and December 31, 2022, the Company held wholesale brokered time deposits of $241.1 million and $180.3 million, respectively.

The Company is also a participant in the Certificate of Deposit Account Registry Service (CDARS), IntraFi Network (ICS), and Reich & Tang Deposit Solutions (R&T) network, all of which provide reciprocal deposit placement services to fully qualify large customer deposits for FDIC insurance among other participating banks. At September 30, 2023 and December 31, 2022, the Company had $494.5 million and $46.9 million of reciprocal deposits, respectively. At September 30, 2023 insured deposits represented 61% of the total deposit portfolio and uninsured deposits represented 39% of the total deposit portfolio, compared to insured deposits of 32% of the total deposit portfolio and uninsured deposits of 68% of the total deposit portfolio at December 31, 2022.

At September 30, 2023, approximately 40% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at September 30, 2023 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 41% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at September 30, 2023, which provide our customers with interest and liquidity. Time deposits comprised the remaining 19% of our deposits at September 30, 2023.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At September 30, 2023:
Demand noninterest-bearing	$686,723	40%
Demand interest-bearing	28,533	2%
Money market and savings	672,119	39%
Time	319,706	19%

Total deposits	$1,707,081	100%

At December 31, 2022:
Demand noninterest-bearing	$811,671	45%
Demand interest-bearing	37,815	2%
Money market and savings	671,016	38%
Time	271,238	15%

Total deposits	$1,791,740	100%

The aggregate amount of time deposits in excess of the FDIC insurance limit was $34.8 million and $43.6 million at September 30, 2023 and December 31, 2022, respectively. The following table reflects the aggregate maturities of those deposits as of the respective reporting periods.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
3 months or less	$28,782	$33,344
Over 3 months through 6 months	6,059	10,254
Over 6 months through 12 months	—	—
Over 12 months	—	—

Total uninsured time deposits	$34,841	$43,598

Liquidity

Our primary source of funding is deposits from our core banking relationships. However, the majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. Additionally, a small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 18% of deposits were represented by the 10 largest depositors at both September 30, 2023 and December 31, 2022. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio, the ability to supplement core deposits with brokered time deposits combined with the stability provided by utilizing reciprocal deposit networks (see “Deposits”, page 42), and our borrowing capacity through various secured and unsecured sources. Our borrowing capacity includes lines of credit with the FRB, FHLB, and correspondent banks that enable us to borrow funds as described in Note 4 to the consolidated financial statements included in Item 1 of this Report.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At September 30, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2023, the capital conservation buffer was 4.76%.

At September 30, 2023, the Bank had a Tier 1 risk-based capital ratio of 11.85%, a total capital to risk-weighted assets ratio of 12.76%, and a leverage ratio of 11.75%. At December 31, 2022, the Bank had a Tier 1 risk-based capital ratio of 10.54%, a total capital to risk-weighted assets ratio of 11.40%, and a leverage ratio of 10.23%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2023 of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Form 10-Q.

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

California BanCorp

Dated: November 9, 2023	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)