Form 10-K
period 2023-12-31
California BanCorp
filed 2024-03-21
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OF 15(d)
OR THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
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
of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
was approximately $136.8 million on June 30, 2023 based on the closing price per common share of $15.00 on that date.
Number of shares outstanding of the registrant’s common stock as of March 1, 2024: 8,413,312

CALIFORNIA BANCORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

We have made the forward-looking statements in this report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our business, financial condition, results of operations and future growth prospects can be found in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and elsewhere in this report. These factors include, but are not limited to, the following:

•

risks related to our proposed merger with Southern California Bancorp including, among others, the risks that the proposed merger may disrupt our business; the merger may make it difficult for us retain employees or customers; the completion of the merger may be delayed; we may not complete the merger and the combined company may not achieve the anticipated benefits of the merger;

•	business and economic conditions nationally, regionally and in our target markets, particularly in the greater San Francisco Bay Area and other areas in which we operate;

•	concentration of our loan portfolio in commercial and industrial loans, which loans may be dependent on the borrower’s cash flows for repayment and, to some extent, the local and regional economy;

•	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	the concentration of our business activities within the geographic areas of Northern California;

•	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;

•	disruptions to the credit and financial markets, either nationally or globally;

•	increased competition in the banking industry, nationally, regionally or locally;

•	our ability to execute our business strategy to achieve profitable growth;

•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;

•	risks that our cost of funding could increase, in the event we are unable to continue to attract and retain stable, low-cost deposits and/or reduce our cost of deposits;

•	our ability to improve our operating efficiency;

•	failure to keep pace with technological change or difficulties when implementing new technologies;

•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;

•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;

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

•	fraudulent and negligent acts by our customers, employees or vendors;

•	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;

•	our ability to maintain expenses in line with current projections;

•	unrealized losses resulting from fluctuations in the market value of the securities held in our securities portfolio;

•	the adequacy of our reserves (including the allowance for loan and lease losses and the appropriateness of our methodology for calculating such reserves);

•	increased loan losses or impairment of goodwill and other intangibles;

•	an inability to raise necessary capital to fund our growth strategy, operations, or to meet increased minimum regulatory capital levels;

•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

•	interest rate changes and their impact on our financial condition and results of operations;

•	the institution and outcome of litigation and other legal proceeding to which we become subject;

•	changes in our accounting standards;

•	the impact of recent and future legislative and regulatory changes;

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

We primarily serve business and professional corporations with a variety of business focused financial services. Some of the products and services that we offer include commercial checking, savings and money market accounts, certificates of deposit, treasury and cash management services, foreign exchange services, commercial and industrial loans, asset-based loans, loans to dental and veterinary professionals, commercial real estate loans, residential and commercial construction and development loans, online banking, and mobile banking. As of December 31, 2023, we had total consolidated assets of $1.99 billion, total gross loans of $1.56 billion, total deposits of $1.63 billion and total shareholders’ equity of $196.5 million.

Proposed Merger with Southern California Bancorp

On January 30, 2024, we entered into a merger agreement with Southern California Bancorp (“SCB”), the bank holding company for Bank of Southern California, N.A. (“BSC”). The merger agreement provides that, subject to the receipt of required regulatory and shareholders approvals and the satisfaction of other conditions, we will merge with and into SCB and the Bank will merge with and into BSC. As a result of the merger, each outstanding share of California BanCorp common stock will convert into the right to receive 1.590 shares of SCB common stock. Immediately after the merger, we expect that our shareholders will own approximately 43% of the combined company and SCB’s shareholders will own approximately 57% of the combined company. For additional information about this transaction, please see “Note 1 of the Consolidated Financial Statements – Summary of Significant Accounting Policies – Subsequent Events” included in Item 8 of this report .

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

As part of our credit administration, we document the borrower’s business, purpose of the loan, our evaluation of the repayment source and the associated risks, our evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

•	maintaining close relationships among our customers and their designated banker to enable ongoing credit monitoring and loan servicing;

•	granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit;

•	confirming that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and

•	properly documenting each loan and confirming that any insurance coverage requirements are satisfied.

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

Lending Limits

Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2023, the Bank’s limit on aggregate secured loans-to-one-borrower was $42.1 million and unsecured loans-to-one borrower was $38.7 million. At December 31 2023, the Bank’s highest aggregate balance of secured loans-to-one-borrower was $26.4 million and the highest aggregate balance of unsecured loans-to-one borrower was $19.0 million. The Bank’s legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition, the Bank has established internal loan limits, which are lower than the legal lending limits for a California bank. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s customers. We are also able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Commercial Loans

We have significant expertise in small to middle market commercial lending, with an emphasis on the dental and veterinary industries, contractors and emerging companies. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our customers due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our customers, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining asset quality. As of December 31, 2023, commercial and industrial loans made up approximately $626.6 million or 40% of our loan portfolio.

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

Asset-Based Lending (ABL) Loans

A subset of our commercial and industrial loans are structured as asset based lending (“ABL”) loans, which are secured by the borrower’s accounts receivable or inventory. Our ABL loans are structured as callable and cancelable transactions. The ABL loans are originated through and managed by our Business Credit division. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Generally, the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2023, ABL loans totaled approximately $35.8 million or approximately 2% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guarantees and by keeping the maximum loan-to-value ratio at or below 50%-75% depending on the project type with a maximum loan-to-cost ratio of 80%. Many of our loans will include interest reserves built into the loan commitment. Generally, for owner occupied commercial construction loans, we will require periodic cash payments for interest from the borrower’s cash flow. As of December 31 2023, construction and development loans made up approximately $44.2 million or 3% of our loan portfolio.

Real Estate Loans

A significant component of our loan portfolio is loans secured by real estate. These loans include both commercial real estate loans and other loans secured by real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate and rising interest rates, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate where feasible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2023, commercial real estate loans made up approximately $849.3 million or 54% of our loan portfolio.

Our commercial real estate loans consist primarily collateralized by industrial, office, and retail properties. These loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 70% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 130% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets.

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

As of December 31, 2023, our SBA loan portfolio totaled approximately $4.0 million or approximately 1% of our loan portfolio.

Consumer Loans

We occasionally make loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 5 years. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. Also included in our consumer loan portfolio are two pools of consumer solar panel loans that were purchased in prior years. The pools consist of residential solar panel loans to consumers with an average individual term of 20 years and are primarily collateralized by the related equipment. As of December 31, 2023, consumer loans totaled approximately $35.4 million or approximately 2% of our loan portfolio.

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

We could remain an emerging growth company until March of 2025, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.24 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We expect to take advantage of certain of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders.

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

Human Capital Resources

As of December 31, 2023, we had 169 full-time equivalent employees (“FTE”). None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements. Our relationship banking strategy is largely dependent on the personal relationships of our employees and the quality of service they provide. We strive to attract, develop and retain employees who can further our strategic goals and build long-term shareholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain employees. While we expect to hire employees to further our growth strategy, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our needs.

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

Regulatory Enforcement Powers

If a federal banking agency determines that a bank holding company’s or a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against it or its officers or directors; to remove officers and directors; and if the federal banking agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DFPI has many of these same remedial powers with respect to the Bank.

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

Restrictions on Dividends and Stock Repurchases. The Company’s ability to pay dividends to its shareholders is limited by both general corporate law and the regulations and policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of income available over the past four quarters, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition, and current Federal Reserve policy further calls for a bank holding company to consult with the Federal Reserve before repurchasing shares during a quarter in an amount that exceeds its earnings for the quarter. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine its ability to be a source of strength to its banking subsidiaries. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

Prompt Corrective Action

The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. For this purpose, federal banking regulations define five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” At December 31, 2023 and 2022, the Bank’s capital levels exceeded the minimum levels required to be considered “well capitalized”, which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; and a leverage ratio of 5.0% or higher. The following table sets forth the minimum regulatory capital levels for each category.

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

Community Reinvestment Act

The Community Reinvestment Act requires that the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low-and moderate-income neighborhoods. If the Bank fails to adequately comply with the Community Reinvestment Act, the FDIC could impose remedial requirements and limitations on the Bank. In addition, the federal banking agencies must consider an institution’s Community Reinvestment Act compliance in evaluating applications for mergers, acquisitions, and to establish branches. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for Bank Secrecy Act compliance; expands enforcement-and investigation-related authority, including increasing available sanctions for certain Bank Secrecy Act violations and instituting whistleblower incentives and protections.

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

Risks Related to our Proposed Merger with Southern California Bancorp

We are subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the proposed merger with SCB on our employees, customers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and customers pending the consummation of the merger, because such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the merger. Additionally, these uncertainties could cause customers and others who deal with us to seek to change or terminate their business relationships with us. Competitors may target our existing employees or customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

Our pursuit of the merger and the preparation for the integration may distract or burden management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our and ultimately the combined company’s business, financial condition and results of operations.

In addition, the merger agreement restricts us and SCB from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

It may take longer than expected to complete the merger or the merger may not be completed at all.

Before we may complete the merger, we and SCB must obtain the approvals of our shareholders, SCB must obtain approvals from bank regulatory authorities, and we and SCB must satisfy other conditions described in the merger agreement. It may take longer than expected to obtain the required approvals for and to satisfy all the conditions to the merger, and it is possible that the merger many not be completed in a timely basis or at all.

In determining whether to grant the required approvals, bank regulatory authorities consider a variety of factors, including the financial, managerial and other supervisory considerations of each party; the convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977; the effectiveness of the parties in combating money laundering activities; and any significant outstanding supervisory matters. Regulatory authorities may impose conditions on the granting of such approvals. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the merger that are not anticipated or cannot be met.

If the merger is not completed by January 30, 2025, either we or SCB may choose to terminate the merger agreement at any time after that date, unless the party electing to terminate the merger agreement has caused the delay by breaching the merger agreement.

If the merger is not completed, our ongoing business, financial condition and results of operations may be materially adversely affected. If the merger agreement is terminated, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, we will have incurred these expenses without realizing the expected benefits of the merger.

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

We may be required to increase our allowance for credit losses, which would adversely affect our financial performance in the future.

We maintain an allowance for credit losses to provide a reserve for loan defaults and non-performance. There is no precise method of predicting credit losses. We regularly evaluate and conduct an analysis to determine the probable and estimable losses inherent in our loan and securities portfolios and the adequacy of our allowance for credit losses. This evaluation requires us to make estimates and judgments regarding the financial condition and creditworthiness of a significant number of our borrowers, the creditworthiness of the issuers of our securities, the value and sufficiency of the collateral securing our loans, economic conditions and other factors, all of which are difficult to assess and may change over time.

On January 1, 2023, in accordance with GAAP, we adopted a new accounting standard for establishing allowances for loan and lease losses referred to as the Current Expected Credit Loss (“CECL”). CECL replaces the legacy approach under GAAP, which generally considered only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. In contrast, the CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities rather than recording losses when it is probable that a loss event has occurred. The CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially adjust the level of our allowance for loan losses for any reason, such an adjustment could have an adverse effect on our business, financial condition, and results of operations.

If our estimates or judgments prove to be incorrect due to circumstances outside our control, the ineffectiveness of our credit administration or for other reasons, if the assumptions and inputs underlying our CECL model change, or if the Bank’s regulators come to a different conclusion regarding the adequacy of our allowance for credit losses, we could be required to increase the provisions we make for credit losses, which could reduce our income or could cause us to incur operating losses in the future. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans or the issuers of securities, identification of additional problem loans and other factors, or unanticipated credit losses results from other circumstances, both within and outside of our control. These additions may require increased provision expense, which could negatively impact our results of operations.

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

We conduct our banking operations primarily in the greater San Francisco Bay Area of Northern California and we recently expanded to Sacramento, California. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2023 were secured by properties and collateral located in California. As of such date, approximately 65% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California. The balance of our other loans were made primarily to borrowers located in other areas of California and were secured by properties located in the state. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2023, approximately 57% of our loan portfolio was comprised of commercial real estate and other loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development-based lending as well as relationship exposure with a number of large borrowers.

Commercial real estate, commercial and industrial and construction and land development based lending usually involve higher credit risks than 1-4 family residential real estate lending. At December 31, 2023 the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) 54%; commercial and industrial 40%; and construction and land 3%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2023, we had 22 relationships with over $15 million of outstanding borrowings with us. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for loan losses, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us.

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

A subset of our commercial and industrial loans are structured as Asset Based Lending (“ABL”) loans. Generally, our ABL loans are structured as callable and cancelable transactions. Generally the borrowing base has a maximum advance rate of 80% against eligible receivables and may include a lower advance rate against inventory. Repayment of ABL loans depends substantially on the ability of the borrower to monetize the assets in a defined borrowing base. Therefore, the quality and collectability of accounts receivable, concentrations among account debtors, financial strength of the account debtors, and quality and transferability of inventory can impact repayment. At December 31, 2023, ABL loans totaled approximately $35.8 million, or 2% of our loan portfolio.

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

Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, which has been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. The federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Given conditions in the commercial real estate market, we face a heightened risk that some of our commercial real estate loans may be susceptible to a risk of loss. Therefore, we could experience losses or be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.

A significant percentage of our loans are attributable to a relatively small number of borrowers.

Our 10 largest borrowing relationships accounted for approximately 13% of our loans at December 31, 2023. Our largest single borrowing relationship accounted for approximately 2% of our loans at December 31, 2023. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credits losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities in our portfolio are generally subject to decreases in market value when interest rates rise, as they did in 2023 and 2022. Other factors that may influence the value of securities we hold include but are not limited to rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

As a result of increases in interest rates over the last two years, the market values of previously issued government and other debt securities have declined significantly, resulting in unrealized losses in our securities portfolio. While we do not expect or intend to sell these securities, if we were required to sell these securities to meet liquidity needs, we may realize and incur significant losses.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of customers.

As a commercial bank, we provide services to a number of customers whose deposit levels vary considerably. Our 10 largest depositor relationships accounted for approximately 18% of our deposits at December 31, 2023.

Our largest depositor relationship accounted for approximately 3% of our deposits at December 31, 2023. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, Federal Home Loan Bank (“FHLB”) advances, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If our customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. During 2023, the high-profile failures of several depository institutions negatively impacted customer confidence in the safety and soundness of some regional and community banks. As a result, we faced and may face that risk that some customers may prefer to maintain deposits with larger financial institutions or invest in short-term fixed income securities instead of deposits with the Bank, either of which could materially adversely impact our liquidity, cost of funding, capital, and results of operations.

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

Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. These restrictions are described in greater detail in “Item 1 – Business—Supervision and Regulation—Regulation of the Company” and “Item 1 – Business—Supervision and Regulation—Regulation of the Bank.”

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

Risks Related to Regulations, the Business Environment, and Our Industry

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

Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Item 1 – Business—Supervision and Regulation.”

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

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. If our policies, procedures and systems are deemed deficient we could be subject to liability, including fines, regulatory actions and regulatory restrictions on our ability to proceed with certain aspects of our business plan or expansionary activities, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering could also have serious reputational consequences for us. See “Item 1 – Business—Supervision and Regulation—Regulation of the Company” and “Item 1 – Business—Supervision and Regulation—Regulation of the Bank.”

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As a financial institution, our business depends on the continuous operation of its information and data processing systems and the security of information received from customers, employees and others. We have developed and implemented a cybersecurity program intended to protect the reliability of our critical systems and the confidentiality of nonpublic information.

Our cybersecurity program is designed to assess, identify and manage the material risks from cybersecurity threats, including threats associated with third-party service providers, such as technology providers and cloud-based platforms. Our program is based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the guidance of banking and other regulatory agencies. As part of the program, we have adopted a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and facilitates coordination and communication across multiple parts of our organization.

Our cybersecurity risk management process is integrated as part of our overall risk management program. Our information security professionals have primary responsibility for overall cybersecurity risk management. Our cybersecurity professionals are led by our Chief Technology Officer, who has over 30 years of experience in the information technology field, including over 20 years of experience focusing solely in the cybersecurity space. Our Chief Technology Officer, works in conjunction with the Compliance Manager, Information Security Manager/Information Security Officer and Enterprise Risk Manager to develop and maintain the cybersecurity program. In addition to our own employees, we engage third parties to provide security products and services as needed, using their technology and expertise to evaluate and enhance its cybersecurity program and to inform employees regarding evolving threats, risks and defensive measures. Generally, these third-party service providers are managed by the Information Security Manager/Officer.

We periodically review, test and assess our cybersecurity systems, using both internal resources and third-party service providers with cybersecurity expertise. We periodically (at least once per year) review and test our incident response plan through simulations and assessments.

We require periodic cybersecurity training for our employees to learn about data security, how to identify and mitigate potential cybersecurity risks and how to protect our resources and information. Members of the risk management, cybersecurity and technology teams receive specialized training about evolving cybersecurity threats and new risk mitigation and detection technologies.

We have developed processes to identify and oversee risks from cybersecurity threats associated with third-party service providers, which includes the Information Security Manager/Officer assisting with and evaluating cybersecurity readiness during vendor selection and onboarding as well as risk-based monitoring of vendors on an ongoing basis.

Cybersecurity Governance

Our Board of Directors and its Audit Committee are responsible for overseeing the cybersecurity program and policies. The Company’s management, led by the Chief Technology Officer, is responsible for designing and implementing the program. The Information Security Manager/Officer and Chief Technology Officer regularly report to the Audit Committee regarding management’s implementation of the cybersecurity program, cybersecurity risks and threats, assessments of our cybersecurity systems and the planning and status project to strength our information security. Our cybersecurity incident response plan requires that management promptly advise the Audit Committee of any material cybersecurity incident. The Chair of the Audit Committee regularly reports to the Board on cybersecurity risks and other matters reviewed by the Committee. Board members may attend Audit Committee meetings where cybersecurity issues are discussed and have access to the materials for management’s Risk and Technology and Enterprise Risk Management Committee meetings.

Cybersecurity Incidents

Like many financial institutions, we have experienced cyber-based attacks and other attempts to compromise our information systems and we expect that we will continue to experience these attacks and attempts in the future. While we have not identified cybersecurity threats that have materially affected or are reasonably likely to materially affect us, like all financial institutions, we face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business, results of operations, or financial condition. See Item 1A – Risk Factors – “Risks Related to Technology—System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

The Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “CALB” on March 1, 2020. The closing price for our common stock on December 31, 2023 was $24.76 per share.

As of December 31, 2023, there were approximately 205 shareholders of record. This number does not include shareholders who maintain their shares in the name of brokerage firms or other financial institutions.

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

Allowance for Credit Losses (“ACL”) on Loans

On January 1, 2023, the Company adopted the current expected losses accounting standard (ASC 326) (“CECL”). Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

With the adoption of CECL, the ACL on loans represents the Company’s estimate of expected lifetime credit losses for its loans at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio as of the date of the consolidated statements of financial condition. The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude for the estimate of expected credit losses. The ACL on loans is increased by the provision for credit losses on loans, which is charged against current period operating results, and decreased by reversals of credit loss provisions as well as loan charge-offs, net of recoveries.

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

Other Significant Accounting Policies

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2023, included elsewhere in this Report.

Results of Operations:

Overview

For the years ended December 31, 2023 and 2022, net income was $21.6 million and $21.1 million, respectively. The increase of $525,000, or 2%, was primarily attributable to an increase in net interest income of $3.6 million and a decrease in the provision for credit losses of $2.5 million, partially offset by a decrease in non-interest income of $2.5 million, an increase in non-interest expense of $2.9 million and an increase in income tax expense of $187,000.

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

Net interest income for the year ended December 31, 2023, was $74.5 million, an increase of $3.6 million, or 5% over $70.9 million for the year ended December 31, 2022. The increase in net interest income was primarily attributable to an increase in interest income as the result of a more favorable mix of earning assets combined with higher yields on those assets.

For the year ended December 31, 2023 average total interest-earning assets were $1.90 billion compared to $1.87 billion for the year ended December 31, 2022. The yield on average earning assets increased 135 basis points to 5.75% for the year ended December 31, 2023 from 4.40% for the year ended December 31, 2022. The yield on total average gross loans in the year ended December 31, 2023 was 6.00%, representing an increase of 104 basis points compared to 4.96% for the same period one year earlier. For the year ended December 31, 2023, the yield on average investment securities increased 89 basis points to 3.79% from 2.90% for the year ended December 31, 2022.

For the year ended December 31, 2023, average loans increased $74.8 million from the year ended December 31, 2022, while average deposit balances increased $51.5 million for the same period. As a result, the average loan to deposit ratio for the year ended December 31, 2023 was 92.34% compared to 90.69% for the same period in the prior year.

Of the $74.8 million increase in average loan balances year over year, average commercial and real estate other loans increased by $47.7 million, $65.1 million, respectively, as a result of organic growth. These increases were primarily offset by a decrease in construction and land, SBA, and other loans of $4.7 million, $21.1 million, and $12.2 million, respectively.

Of the $51.5 million increase in average total deposit balances year over year, $118.7 million was attributable to an increase in time deposits, offset by a decrease in total demand deposits of $45.2 million and a decrease in money market and savings accounts of $22.0 million. The cost of interest-bearing deposits was 3.22% for the year ended December 31, 2023 compared to 0.87% for the same period one year earlier. In addition, the overall cost of average total deposit balances increased by 139 basis points to 1.86% for the year ended December 31, 2023 compared to 0.47% for the year ended December 31, 2022.

As a result, the net interest margin increased by 13 basis points to 3.92% for the year ended December 31, 2023, compared to 3.79% for the year ended December 31, 2022.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the years ended December 31, 2023 and 2022.

	Twelve months ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,570,810	6.00%	$94,275	$1,495,981	4.96%	$74,240
Federal funds sold	178,540	5.15%	9,198	220,084	1.60%	3,519
Investment securities	151,328	3.79%	5,737	155,748	2.90%	4,519

Total interest earning assets	1,900,678	5.75%	109,210	1,871,813	4.40%	82,278

Noninterest-earning assets:
Cash and due from banks	19,500			19,838
All other assets (2)	63,786			61,517

TOTAL	$1,983,964			$1,953,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$30,436	0.21%	64	$40,054	0.08%	31
Money market and savings	629,419	2.63%	16,529	651,429	0.70%	4,544
Time	324,439	4.66%	15,117	205,681	1.57%	3,235
Other	67,984	4.33%	2,945	121,464	2.88%	3,496

Total interest-bearing liabilities	1,052,278	3.29%	34,655	1,018,628	1.11%	11,306

Noninterest-bearing liabilities:
Demand deposits	716,752			752,348
Accrued expenses and other liabilities	28,920			21,256
Shareholders’ equity	186,014			160,936

TOTAL	$1,983,964			$1,953,168

Net interest income and margin (3)		3.92%	$74,555		3.79%	$70,972

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan (costs) fees of $(535,000) and $1.5 million, respectively.

(2)	Other noninterest-earning assets includes the allowance for loan losses of $16.0 million and $15.4 million, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the years ended December 31, 2023 and 2022. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Years Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$4,491	$15,544	$20,035
Federal funds sold	(2,140)	7,819	5,679
Investment securities	(168)	1,386	1,218
Interest expense:
Deposits
Demand	(20)	53	33
Money market and savings	(578)	12,563	11,985
Time	5,533	6,349	11,882
Borrowings	(2,317)	1,766	(551)

Net interest income	$(435)	$4,018	$3,583

Interest Income

Interest income increased by $26.9 million in for the year ended December 31, 2023 compared to the same period of 2022 as a result of a more favorable mix of average earning assets combined with a rising rate environment. The increase in interest earned on our loan portfolio of $20.0 million for year ended December 31, 2023 compared to the same period of 2022 was comprised of $4.5 million attributable to an approximate $74.8 million increase in average loans outstanding and $15.5 million attributable to the increase in the yield earned on loans to 6.00% from 4.96%.

Interest Expense

Interest expense increased by $23.3 million during the year ended December 31, 2023 compared to the same period of 2022, primarily due to a rising rate environment. The average rate paid on interest-bearing liabilities for the year ended December 31, 2023 compared to the same period one year earlier increased 218 basis points to 3.29% from 1.11%.

Provision for Credit Losses

The provision for credit losses of $1.3 million for the year ended December 31, 2023 was comprised of $1.0 million pertaining to the ACL on loans and $340,000 pertaining to the ACL for unfunded loan commitments, partially offset by a release of reserves pertaining to the ACL for held to maturity securities of $55,000.

The provision for credit losses on loans of $1.0 million for the year ended December 31, 2023 compared to a provision for loan losses of $3.8 million for the same period in the prior year. The Company had net loan charge-offs of $149,000 and $851,000 during the years ended December 31, 2023 and 2022, respectively. The allowance for credit losses on loans as a percentage of outstanding loans was 1.03% at December 31, 2023 and 1.07% at December 31, 2022. On January 1, 2023, the Company adopted the current expected losses (CECL) accounting standard (ASC 326). The Company’s allowance for credit losses on loans was 0.95% upon adoption of the standard on January 1, 2023.

Non-interest Income

The following table reflects the major components of the Company’s non-interest income for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Service charges and other fees	$3,788	$4,913	$(1,125)	-23%
Gain on sale of SBA loans	—	1,393	(1,393)	-100%
Earnings on BOLI	705	665	40	6%
Other	382	403	(21)	-5%

Total non-interest income	$4,875	$7,374	$(2,499)	-34%

Non-interest income decreased by $2.5 million or 34% for the year ended December 31, 2023 compared to the same period of 2022. The decrease in non-interest income from prior year was the result of a decrease in service charges and loan related fees combined with a $1.4 million gain recognized in the first quarter of 2022 on the sale of a portion of our solar loan portfolio.

Non-interest Expense

The following table reflects the major components of the Company’s non-interest expense for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and benefits	$32,394	$29,097	$3,297	11%
Premises and equipment	5,057	5,093	(36)	-1%
Professional fees	1,759	2,179	(420)	-19%
Data processing	2,184	2,647	(463)	-17%
Other	6,121	5,649	472	8%

Total non-interest expense	$47,515	$44,665	$2,850	6%

During the year ended December 31, 2023, non-interest expenses increased by $2.9 million or 6% to $47.5 million compared to $44.6 million in the same period of 2022. Excluding the capitalized loan origination costs that are included in salaries and benefits, non-interest expense was $50.4 million for the twelve months ended December 31, 2023 and $48.8 million for the same period in 2022, representing an increase of $1.6 million, or 3%.

Salaries and benefits for the twelve months ended December 31, 2023 were $32.4 million, representing an increase of $3.3 million, or 11%, compared to $29.1 million for the twelve months ended December 31, 2022. The increase in salaries and benefits expense was primarily due to investments to support the continued growth of the business combined with a reduction in capitalized loan origination costs.

For the years ended December 31, 2023 and 2022, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 59.82% and 57.01%, respectively.

Provision for Income Taxes

Income tax expense was $9.0 million for the year ended December 31, 2023 compared to $8.8 million for the same period one year earlier. The effective tax rates for those time periods were 29.3% and 29.4%, respectively.

Financial Condition:

Overview

Total assets of the Company were $1.99 billion as of December 31, 2023 compared to $2.04 billion as of December 31, 2022. The decrease in total assets was primarily due to conservative new loan production during 2023 and decreased liquidity as a result of a reduction in total deposits, partially offset by an increase in short-term borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances decreased by $33.9 million, or 2%, from December 31, 2022 to December 31, 2023 primarily due to the result of construction and land loans decreasing by $19.5 million, or 31%, due to the completion of a large construction project, combined with conservative new loan production.

The loan portfolio at December 31, 2023 and December 31, 2022 was comprised of approximately 40% of commercial and industrial loans. In addition, commercial real estate loans comprised 57% of our loans at December 31, 2023 and at December 31, 2022. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at December 31, 2023 and December 31, 2022.

	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$626,615	$634,535
Real estate - other	849,306	848,241
Real estate - construction and land	44,186	63,730
SBA	4,032	7,220
Other	35,394	39,695

Total loans, gross	1,559,533	1,593,421
Deferred loan origination costs, net	1,107	2,040
Allowance for credit losses	(16,028)	(17,005)

Total loans, net	$1,544,612	$1,578,456

Commercial and industrial	40%	40%
Real estate - other	54%	53%
Real estate - construction and land	3%	4%
SBA	1%	1%
Other	2%	2%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of December 31, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$203,532	$313,967	$109,116	$—	$626,615
Real estate - other	44,623	487,966	305,325	11,392	849,306
Real estate - construction and land	40,586	2,580	1,020	—	44,186
SBA	71	835	2,316	810	4,032
Other	408	1,658	—	33,328	35,394

Total loans, gross	$289,220	$807,006	$417,777	$45,530	$1,559,533

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates	Total
Commercial and industrial	$158,257	$468,358	$626,615
Real estate - other	579,017	270,289	849,306
Real estate - construction and land	3,556	40,630	44,186
SBA	16	4,016	4,032
Other	34,966	428	35,394

Total loans, gross	$775,812	$783,721	$1,559,533

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no other real estate owned at December 31, 2023. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured.

The following table presents information regarding the Company’s nonperforming and modified loans as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
(Dollars in thousands)
Nonaccrual loans	$3,781	$1,250
Loans over 90 days past due and still accruing	—	—

Total nonperforming loans	3,781	1,250
Foreclosed assets	—	—

Total nonperforming assets	$3,781	$1,250

Modified loans	$9,737	$—

Nonperforming loans / gross loans	0.24%	0.08%
Allowance for credit losses on loans / nonperforming loans	423.91%	1360.40%

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

The following tables provide information on the activity within the allowance for credit losses as of and for the periods indicated. For additional information, please see “Item 8 – Note 3 – Loans and Allowance for Credit Losses”.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended December 31, 2023:
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,986	(379)	(393)	442	(644)	1,012
Charge-offs	(403)	—	—	—	—	(403)
Recoveries	216	—	—	38	—	254

Ending balance	$10,853	$3,218	$492	$521	$944	$16,028

Alowance for credit losses / gross loans	1.73%	0.38%	1.11%	12.92%	2.67%	1.03%
Net recoveries (charge-offs) / gross loans	-0.03%	0.00%	0.00%	0.94%	0.00%	-0.01%

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total

Year ended December 31, 2022:
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	2,717	798	203	25	32	3,775
Charge-offs	(650)	—	—	(202)	—	(852)
Recoveries	1	—	—	—	—	1

Ending balance	$10,620	$5,322	$884	$132	$47	$17,005

Alowance for loan losses / gross loans	1.67%	0.63%	1.39%	1.83%	0.12%	1.07%
Net recoveries (charge-offs) / gross loans	-0.10%	0.00%	0.00%	-2.80%	0.00%	-0.05%

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2023:
Mortgage backed securities	$15,882	$25	$(758)	$15,149
Government agencies	29,916	—	(505)	29,411

Total available for sale securities	$45,798	$25	$(1,263)	$44,560

Mortgage backed securities	$56,928	$—	$(6,140)	$50,788
Government agencies	3,072	—	(513)	2,559
Corporate bonds	40,841	—	(4,158)	36,683

Total held to maturity securities, net	$100,841	$—	$(10,811)	$90,030

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company adopted ASC 326 on January 1, 2023 and, as a result, records an allowance for credit losses on investment securities. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at December 31, 2023. As of December 31, 2023, the Company determined that an allowance for credit losses of $55,000 was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.

Deposits

Our deposits are primarily generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services. An additional source of deposits is periodically obtained through third-party brokers. At December 31, 2023 and December 31, 2022, the Company held wholesale brokered time deposits of $244.0 million and $180.3 million, respectively.

The Company is also a participant in the Certificate of Deposit Account Registry Service (CDARS), IntraFi Network (ICS), and Reich & Tang Deposit Solutions (R&T) network, all of which provide reciprocal deposit placement services to fully qualify large customer deposits for FDIC insurance among other participating banks. At December 31, 2023 and December 31, 2022, the Company had $460.0 million and $46.9 million of reciprocal deposits, respectively. At December 31, 2023 insured deposits represented 61% of the total deposit portfolio and uninsured deposits represented 39% of the total deposit portfolio, compared to insured deposits of 32% of the total deposit portfolio and uninsured deposits of 68% of the total deposit portfolio at December 31, 2022.

At December 31, 2023, approximately 40% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at December 31, 2023 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 41% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at December 31, 2023, which provide our customers with interest and liquidity. Time deposits comprised the remaining 19% of our deposits at December 31, 2023.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At December 31, 2023:
Demand noninterest-bearing	$657,302	40%
Demand interest-bearing	26,715	2%
Money market and savings	631,015	39%
Time	310,212	19%

Total deposits	$1,625,244	100%

At December 31, 2022:
Demand noninterest-bearing	$811,671	45%
Demand interest-bearing	37,815	2%
Money market and savings	671,016	38%
Time	271,238	15%

Total deposits	$1,791,740	100%

The aggregate amount of time deposits in excess of the FDIC insurance limit was $33.9 million and $43.6 million at December 31, 2023 and December 31, 2022, respectively. The following table reflects the aggregate maturities of those deposits as of the respective reporting periods.

	December 31,
(Dollars in thousands)	2023	2022
3 months or less	$5,827	$33,344
Over 3 months through 6 months	28,022	10,254
Over 6 months through 12 months	6	—
Over 12 months	—	—

Total uninsured time deposits	$33,855	$43,598

Liquidity

Our primary source of funding is deposits from our core banking relationships. However, the majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. Additionally, a small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 18% and 17% of deposits were represented by the 10 largest depositors at both December 31, 2023 and December 31, 2022 respectively. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio, the ability to supplement core deposits with brokered time deposits combined with the stability provided by utilizing reciprocal deposit networks (see “Deposits”), and our borrowing capacity through various secured and unsecured sources. Our borrowing capacity includes lines of credit with the FRB, FHLB, and correspondent banks that enable us to borrow funds as described in Note 6 to the consolidated financial statements included in Item 8 of this Report.

Interest Rate Risk Management

We measure our interest rate sensitivity through the use of a simulation model. The model incorporates the contractual cash flows and re-pricing characteristics from each financial instrument, as well as certain management assumptions. The model also captures the estimated impacts of optionality and duration and their expected change due to changes in interest rates and the shape of the yield curve. We manage our interest rate risk through established policies and procedures. We measure both the potential short-term change in earnings and the long term change in market value of equity on a quarterly basis. Both measurements use immediate rate shocks that assume parallel shifts in interest rates up and down the yield curve in 100 basis point increments. There are eight scenarios comprised of rate changes up or down to 400 basis points. We have established policy thresholds for each of these eight scenarios. In the current interest rate environment, however, we do not consider a decrease in interest rates that is greater than 25 basis points. The impact on earnings for one year and the change in market value of equity are limited to a change of no more than (7.5)% for rate changes of 100 basis points, no more than (15.0)% for changes of 200 basis points, and no more than (20.0)% for rate changes of 300 basis points. The objective of these various simulation scenarios is to optimize the risk/reward equation for our future earnings and capital. Based upon the results of these various simulations and evaluations, we are positioned to be moderately asset sensitive, with earnings increasing in a rising rate environment.

The following table sets forth the estimated changes on the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2023.

(Dollars in thousands)	Estimated Net Interest Income	Percent Change From Actual
Change in interest rates (basis points):
+300	$81,117	1.7%
+200	$80,734	1.2%
+100	$80,286	0.7%
-100	$78,287	-1.8%
-200	$76,736	-3.8%

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At December 31, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2023, the capital conservation buffer was 4.96%.

At December 31, 2023, the Bank had a Tier 1 risk-based capital ratio of 12.04%, a total capital to risk-weighted assets ratio of 12.96%, and a leverage ratio of 12.14%. At December 31, 2022, the Bank had a Tier 1 risk-based capital ratio of 10.54%, a total capital to risk-weighted assets ratio of 11.40%, and a leverage ratio of 10.23%.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data
CALIFORNIA BANCORP
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOR THE YEAR ENDED DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
California BanCorp
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of California BanCorp and Subsidiary (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Elliott Davis, LLC
We have served as the Company’s auditor since 2023.
Greenville, South Carolina
March 21, 2024

Crowe LLP Independent Member Crowe Global
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of
California BanCorp
Oakland, California
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of California BanCorp (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Crowe LLP
We served as the Company’s auditor from 2011 to 2023.
Sacramento, California
March 24, 2023

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$27,520	$16,686
Federal funds sold	184,834	215,696

Total cash and cash equivalents	212,354	232,382
Investment securities:
Available for sale, at fair value	44,560	47,012
Held to maturity, at amortized cost and net of allowance for credit losses of $55,000 and $0 at December 31, 2023 and December 31, 2022, respectively	100,841	108,866

Total investment securities	145,401	155,878
Loans, net of allowance for credit losses of $16,028 and $17,005 at December 31, 2023 and December 31, 2022, respectively	1,544,612	1,578,456
Premises and equipment, net	2,207	3,072
Bank owned life insurance (BOLI)	25,878	25,127
Goodwill and other intangible assets	7,432	7,472
Accrued interest receivable and other assets	48,021	39,828

Total assets	$1,985,905	$2,042,215

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$657,302	$811,671
Interest bearing	967,942	980,069

Total deposits	1,625,244	1,791,740
Other borrowings	75,000	—
Junior Subordinated debt securities	54,291	54,152
Accrued interest payable and other liabilities	34,909	24,069

Total liabilities	1,789,444	1,869,961
Commitments and Contingencies (Note 7)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, no par value; 40,000,000 shares authorized; 8,402,482 and 8,332,479 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	113,227	111,257
Retained earnings	84,165	62,297
Accumulated other comprehensive loss, net of taxes	(931)	(1,300)

Total shareholders’ equity	196,461	172,254

Total liabilities and shareholders’ equity	$1,985,905	$2,042,215

The accompanying notes are an integral part of these consolidated financial statements.

-5
4
-

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Interest income
Loans	$94,275	$74,240
Federal funds sold	9,198	3,519
Investment securities	5,737	4,519

Total interest income	109,210	82,278
Interest expense
Deposits	31,710	7,810
Borrowings and subordinated debt	2,945	3,496

Total interest expense	34,655	11,306
Net interest income	74,555	70,972
Provision for credit losses	1,297	3,775

Net interest income after provision for credit losses	73,258	67,197
Non-interest income
Service charges and other fees	3,788	4,913
Gain on the sale of loans	—	1,393
Other	1,087	1,068

Total non-interest income	4,875	7,374
Non-interest expense
Salaries and benefits	32,394	29,097
Premises and equipment	5,057	5,093
Professional fees	1,759	2,179
Data processing	2,184	2,647
Other	6,121	5,649

Total non-interest expense	47,515	44,665
Income before provision for income taxes	30,618	29,906
Provision for income taxes	8,985	8,798

Net income	$21,633	$21,108

Earnings per common share
Basic	$2.58	$2.54

Diluted	$2.56	$2.51

Average common shares outstanding	8,374,614	8,306,282

Average common and equivalent shares outstanding	8,453,423	8,404,317

The accompanying notes are an integral part of these consolidated financial statements.

-5
5
-

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Net Income	$21,633	$21,108
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	618	(1,715)
Unrealized losses on securities transferred from available for sale to held to maturity, net	—	(281)
Reclassification adjustment for securities transferred from available for sale to held to maturity in prior year, net	(61)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	(4)	9
Tax effect	(184)	595

Total other comprehensive income (loss)	369	(1,392)

Total comprehensive income	$22,002	$19,716

The accompanying notes are an integral part of these consolidated financial statements.

-5
6
-

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	8,264,300	$109,473	$41,189	$92	$150,754
Stock awards issued and related compensation expense	76,121	2,065	—	—	2,065
Shares withheld to pay taxes on stock based compensation	(16,047)	(302)	—	—	(302)
Stock options exercised	11,550	97	—	—	97
Shares withheld to pay exercise price on stock options	(3,445)	(76)	—	—	(76)
Net income	—	—	21,108	—	21,108
Other comprehensive loss	—	—	—	(1,392)	(1,392)

Balance at December 31, 2022	8,332,479	$111,257	$62,297	$(1,300)	$172,254

Adoption of new accounting standard	—	—	235	—	235
Stock awards issued and related compensation expense	89,620	2,317	—	—	2,317
Shares withheld to pay taxes on stock based compensation	(20,620)	(360)	—	—	(360)
Stock options exercised	1,003	13	—	—	13
Net income	—	—	21,633	—	21,633
Other comprehensive income	—	—	—	369	369

Balance at December 31, 2023	8,402,482	$113,227	$84,165	$(931)	$196,461

The accompanying notes are an integral part of these consolidated financial statements.

-5
7
-

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$21,633	$21,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,297	3,775
Provision for deferred taxes	(92)	(1,281)
Depreciation	945	1,477
Deferred loan costs, net	933	(352)
Stock based compensation, net	1,957	1,763
Increase in cash surrender value of life insurance	(705)	(665)
Discount on retained portion of sold loans, net	(36)	(35)
Gain on sale of loans, net	—	(1,393)
Net changes in accrued interest receivable and other assets	(8,542)	3,215
Net changes in accrued interest payable and other liabilities	10,805	1,051

Net cash provided by operating activities	28,195	28,663

Cash flows from investing activities:
Purchase of investment securities	—	(78,780)
Proceeds from principal payments on investment securities	10,590	23,418
Proceeds from sale of loans	—	37,271
Purchase of loans, net	—	(56,439)
Net decrease (increase) in loans	33,775	(197,026)
Capital calls on low income tax credit investments	(304)	(669)
(Purchase) redemption of Federal Home Loan Bank stock	(675)	455
Purchase of premises and equipment	(79)	(153)
Purchase of bank-owned life insurance policies	(46)	(50)

Net cash provided by (used for) investing activities	43,261	(271,973)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(166,497)	111,602
Paydown of long term borrowings, net	—	(56,387)
Proceeds from (paydown of) short term and overnight borrowings, net	75,000	(50,000)
Proceeds from exercised stock options, net	13	21

Net cash (used for) provided by financing activities	(91,484)	5,236

Decrease in cash and cash equivalents	(20,028)	(238,074)
Cash and cash equivalents, beginning of period	232,382	470,456

Cash and cash equivalents, end of period	$212,354	$232,382

Supplemental disclosure of cash flow information:
Securities transferred from available for sale to the held to maturity classification	$—	$49,889
Recording of right to use assets and operating lease liabilities	$6,127	$—
Cash paid during the year for:
Interest	$33,041	$10,488
Income taxes	$9,782	$7,410
The accompanying notes are an integral part of these consolidated financial statements.

-5
8
-

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
Subsequent Events
On January 30, 2024, the Company entered into a merger agreement with Southern California Bancorp (“SCB”), the bank holding company for Bank of Southern California, N.A. (“BSC”). The merger agreement provides that, subject to the receipt of required regulatory and shareholders approvals and the satisfaction of other conditions, the Company will merge with and into SCB and the Bank will merge with and into BSC. As a result of the merger, each outstanding share of California BanCorp common stock will convert into the right to receive 1.590 shares of SCB common stock. Immediately after the merger, the Company expects that the Company’s shareholders will own approximately 43% of the combined company and SCB’s shareholders will own approximately 57% of the combined company.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, amounts held at the Federal Reserve Bank, and Federal funds sold. The Company is required to maintain reserves against certain of the deposit accounts with the Federal Reserve Bank. Federal funds are generally sold and purchased for one-day
periods.

-5
9
-

Investment Securities
The Company’s investment securities are classified into the following categories:

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
Investment securities are placed on nonaccrual status when principal or interest is contractually past due more than ninety days, or management does not expect full payment of principal and interest. There were no nonaccrual investments securities at December 31, 2023 and 2022.
The Company’s policy regarding the allowance for credit losses (“ACL”) on investment securities is as follows:

•
For available for sale securities in an unrealized loss position, the Company initially assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost is written down to fair value through income. For available for sale securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists an allowance for credit losses is recorded, through a charge to the provision to credit losses, to the extent that the fair value is less than the amortized cost basis. Accrued interest receivable on available for sale securities is excluded from the estimate of credit losses. The Company did not have any available for sale securities that required an ACL at December 31, 2023.

•
The Company measures expected credit losses on held to maturity investment securities on a collective basis by major security type. Accrued interest receivable on held to maturity investment securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Changes in the ACL for held to maturity securities are recorded through the provision for credit losses in the consolidated statements of income. For additional information, see “Note 2 of the Consolidated Financial Statements – Investment Securities” included in Item 8 of this report.

Loans Receivable
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances net of unamortized deferred origination fees and costs, any unamortized premiums or discounts on purchased or acquired loans, and the allowance for credit losses.
Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method. Interest receivable is only accrued if deemed collectible. It is the Company’s policy to place a loan on nonaccrual status in the event that the borrower is 90 days or more delinquent (unless the loan is well secured and in the process of collection), or earlier if the timely collection of contractual payments appears doubtful. At the time a loan is placed on nonaccrual, accrued interest is reversed out of interest income. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the remaining principal is considered by management to be probable. Loans are restored to accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

-
60
-

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

-6
1
-

Loan Sales and Servicing
The Company has the ability to hold for sale the conditionally guaranteed portion of certain loans that are guaranteed by the Small Business Administration (“SBA loans”). At the time that the Company deems a loan to be held for sale, it is carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. At December 31, 2023 and 2022, the Company did not have any loans held for sale.
Gains or losses on SBA loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold.
SBA loans are generally sold with loan servicing retained by the Company. Servicing assets or liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Impairment is determined by stratifying the servicing rights based on interest rates and terms. The amount of the impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. At December 31, 2023 and 2022, the Company had servicing assets of $194,000 and $221,000, respectively.
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
(“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In discounting the lease payments, the Company uses an incremental borrowing rate represented by the rate it could borrow from the Federal Home Loan Bank of San Francisco plus an appropriate credit spread. The Company’s lease agreements include options to renew at the Company’s option. No lease extensions are reasonably certain to be exercised, therefore none were considered in the calculation of the ROU asset and lease liability.
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

-6
2
-

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
The Company had investments in low income housing tax credits with gross commitments (including amounts funded and unfunded) of $13.6 million at December 31, 2023 and 2022. During 2023 and 2022, the Company did not add any new investments and had $304,000 and $669,000 in capital calls throughout the year, respectively.
The investment balances outstanding were $5.0 million and $6.2 million at December 31, 2023 and 2022, respectively, and are reflected in other assets on the consolidated balance sheet. Total commitments remaining for future capital calls were $738,000 and $1.0 million, at December 31, 2023 and 2022, respectively and are reflected in other liabilities on the consolidated balance sheet.
For the years ended December 31, 2023 and 2022, the Company recognized tax benefits of $203,000 and $208,000, respectively, which were included within income tax expense on the consolidated statements of income.
For tax purposes, the Company recorded tax credits and other benefits of $1.2 million for the both of the years ended December 31, 2023 and 2022. The Company recorded low income housing credit investment amortization of $1.2 million for both of the years ended December 31, 2023 and 2022.
Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosure. The Company values these properties at fair value less estimated costs to sell at the time it acquires them, which establishes the new cost basis. After it acquires them, the Company carries such properties at the lower of cost or fair value less estimated selling costs. If the Company records any income from the properties after acquiring them, it includes this amount in other non-interest
income. If the Company records any write-downs, or incurs any operating expenses, on such properties after acquiring them, it includes this amount in other non-interest
expense. At December 31, 2023 and 2022, the Company did not have any properties acquired through foreclosure.
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
Goodwill and Other Intangibles
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition

-6
3
-

date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess, and the carrying value of the goodwill is reduced accordingly. The Company’s goodwill resulted from a past acquisition in 2015, and is the only intangible asset with an indefinite life on the consolidated balance sheet.
Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value. The Company completed an impairment analysis of goodwill as of December 31, 2023 and determined there was no impairment.
Other intangible assets consist of a core deposit intangible asset resulting from the 2015 acquisition. Core deposit intangible assets are initially measured at fair value and then amortized over their estimated useful life, in this case ten years on a straight-line basis. The Company considers the remaining useful life of its core deposit intangible asset each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining life were to change, the carrying amount is amortized prospectively over the revised remaining useful life. The Company has not revised its estimate of the useful life of its core deposit intangible asset for the years ended December 31, 2023 and 2022. At December 31, 2023 the Company’s core deposit intangible asset was valued at $82,000 with a remaining useful life of 2 years. Assuming no events or circumstances require a revision to the remaining useful life, the future amortization of the Company’s core deposit intangible asset will be approximately $41,000 per year through 2025.
Income Taxes
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. A valuation allowance is recognized if, based on the weight of available evidence, management believes it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
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

-6
4
-

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

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Net income available to common shareholders	$21,633	$21,108
Weighted average basic common shares outstanding	8,374,614	8,306,282
Add: dilutive potential common shares	78,809	98,035

Weighted average diluted common shares outstanding	8,453,423	8,404,317
Basic earnings per share	$2.58	$2.54

Diluted earnings per share	$2.56	$2.51

Related Party Transactions
Principal shareholders, directors, and executive officers of the Company, their immediate family members, and companies they control or own more than a 10% interest in, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit and bank service transactions. All related party transactions are subject to review and approval pursuant to the Company’s Related Party Transaction policy.

-6
5
-

Federal banking regulations require that any extension of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related
borrowers of similar credit worthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Balance, beginning	$25,344	$25,759
New loans	—	—
Advances	—	—
Repayments and other	(432)	(415)

Balance, ending	$24,912	$25,344

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2023 and 2022. The interest income associated with these loans was $1.0 million and $970,000 for the years ended December 31, 2023 and 2022, respectively.
Loan commitments outstanding with related parties were $40,000 and $10.0 million at both December 31, 2023 and 2022, respectively.
The Company also accepts deposits from related parties, which totaled $53.1 million and $58.3 million at December 31, 2023 and 2022, respectively. The interest expense associated with these deposits was $2.2 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.
Adoption of New Accounting Standards
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
The Company adopted ASC 326, and all related subsequent amendments thereto, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance
sheet credit exposures. The transition adjustment of the adoption of CECL included a decrease in the allowance for credit losses on loans of $1.8 million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for

-6
6
-

credit losses on unfunded loan commitments of $1.4 million, which is recorded within other liabilities. Additionally, the Company recorded an allowance for credit losses for held to maturity securities of $110,000, which is presented as a reduction to held to maturity securities outstanding. The Company recorded a net increase to retained earnings of $235,000 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of related taxes. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).
In December 2023, the FASB issued
ASU No.
2023-09
 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.
2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2023 and December 31, 2022.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At December 31, 2023:
Mortgage backed securities	$15,882	$25	$(758)	$15,149
Government agencies	29,916	—	(505)	29,411

Total available for sale securities	$45,798	$25	$(1,263)	$44,560

Mortgage backed securities	$56,928	$—	$(6,140)	$50,788
Government agencies	3,072	—	(513)	2,559
Corporate bonds	40,841	—	(4,158)	36,683

Total held to maturity securities, net	$100,841	$—	$(10,811)	$90,030

At December 31, 2022:
Mortgage backed securities	$18,629	$26	$(897)	$17,758
Government agencies	29,809	—	(1,043)	28,766
Corporate bonds	430	58	—	488

Total available for sale securities	$48,868	$84	$(1,940)	$47,012

Mortgage backed securities	$61,363	$—	$(7,647)	$53,716
Government agencies	3,083	—	(627)	2,456
Corporate bonds	44,420	30	(3,739)	40,711

Total held to maturity securities	$108,866	$30	$(12,013)	$96,883

The Company did not purchase any investment securities during the year ended December 31, 2023. The Company purchased 8 available for sale securities for $36.0 million and 11 held to maturity securities for $42.8 million during the year ended December 31, 2022. The Company did not sell any investment securities during the years ended December 31, 2023 and 2022.

-6
7
-

The following table summarizes the scheduled maturities of our available for sale and held to maturity investment securities as of December 31, 2023.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$26,668	$26,374	$12,277	$12,204
One to five years	9,943	9,673	19,993	19,493
Five to ten years	—	—	19,631	16,717
Beyond ten years	1,483	1,353	20,262	16,523
Securities not due at a single maturity date	7,704	7,160	28,678	25,093

Total investment securities	$45,798	$44,560	$100,841	$90,030

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
Management monitors the credit quality of the investment portfolio through the use of credit ratings by major credit agencies and analysis of issuer financial information, if available. Additionally, securities issued by government-sponsored agencies, such as FNMA, FHLMC and SBA, have explicit credit guarantees by the United States Federal Government which protect us from credit losses on the contractual cash flows of the securities. The following table reflects the amortized cost and fair value of available for sale and held to maturity securities as of December 31, 2023, aggregated by credit quality indicators.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Aaa	$29,916	$29,411	$11,382	$9,473
Aa1/Aa2/Aa3	—	—	3,072	2,559
A1/A2	—	—	4,770	3,543
BBB	—	—	—	—
Not rated	15,882	15,149	81,617	74,455

Total investment securities	$45,798	$44,560	$100,841	$90,030

-6
8
-

At December 31, 2023 and December 31, 2022, the Company had 55 securities in an unrealized loss position. The following table summarizes the unrealized losses for those investment securities, at the respective reporting dates, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2023:
Mortgage backed securities	$—	$—	$13,314	$(758)	$13,314	$(758)
Government agencies	—	—	29,411	(505)	29,411	(505)

Total available for sale securities	$—	$—	$42,725	$(1,263)	$42,725	$(1,263)

Mortgage backed securities	$—	$—	$50,788	$(6,140)	$50,788	$(6,140)
Government agencies	—	—	2,559	(513)	2,559	(513)
Corporate bonds	—	—	36,683	(4,158)	36,683	(4,158)

Total held to maturity securities	$—	$—	$90,030	$(10,811)	$90,030	$(10,811)

At December 31, 2022:
Mortgage backed securities	$10,920	$(537)	$4,347	$(360)	$15,267	$(897)
Government agencies	28,765	(1,043)	—	—	28,765	(1,043)

Total available for sale securities	$39,685	$(1,580)	$4,347	$(360)	$44,032	$(1,940)

Mortgage backed securities	$32,271	$(5,244)	$21,445	$(2,403)	$53,716	$(7,647)
Government agencies	—	—	2,456	(627)	2,456	(627)
Corporate bonds	14,607	(1,143)	22,880	(2,596)	37,487	(3,739)

Total held to maturity securities	$46,878	$(6,387)	$46,781	$(5,626)	$93,659	$(12,013)

At December 31, 2023, management determined that it did not intend to sell any available for sale investment securities with unrealized losses, and it is unlikely that the Company will be required to sell any of those securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at December 31, 2023.
The Company measures expected credit losses on held to maturity securities collectively by major security type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions along with reasonable and supportable forecasts. As of December 31, 2023, the Company determined that an allowance for credit losses of $55,000 was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.
The following table presents the balance and activity in the allowance for credit losses on held to maturity securities for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$—	$—
Adoption of new accounting standard	110	—
Provision for credit losses	(55)	—
Net charge-offs	—	—

Balance at December 31, 2023	$55	$—

-6
9
-

On a quarterly basis, the Company utilizes a comprehensive risk assessment which includes an external rating methodology to identify, measure, and monitor risks associated with our held to maturity loan portfolio. The provision for credit losses for the year ended December 31, 2023 was primarily driven by an increase in the risk of default pertaining to certain securities in the held to maturity portfolio, an
d
was identified as part of the comprehensive quarterly analysis.
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of December 31, 2023 and December 31, 2022 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 6).

	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$626,615	$634,535
Real estate - other	849,306	848,241
Real estate - construction and land	44,186	63,730
SBA	4,032	7,220
Other	35,394	39,695

Total loans, gross	1,559,533	1,593,421
Deferred loan origination costs, net	1,107	2,040
Allowance for credit losses	(16,028)	(17,005)

Total loans, net	$1,544,612	$1,578,456

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

-
70
-

The following table reflects the Company’s recorded investment in loans by credit quality indicators and by year of origination as of December 31, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Pass	$86,292	$136,525	$55,779	$78,218	$206,037	$562,851
Special mention	124	3,700	1,940	1,568	24,048	31,380
Substandard	751	10,888	1,319	554	18,872	32,384

Total	$87,167	$151,113	$59,038	$80,340	$248,957	$626,615

Current period gross charge-offs	$—	$136	$—	$20	$247	$403

Real estate - other
Pass	$44,570	$181,849	$186,142	$303,379	$83,755	$799,695
Special mention	—	4,293	33,356	5,150	—	42,799
Substandard	—	—	1,649	5,163	—	6,812

Total	$44,570	$186,142	$221,147	$313,692	$83,755	$849,306

Current period gross charge-offs	$—	$—	$—	$—	$—	$—

Real estate - construction and land
Pass	$3,982	$10,134	$25,544	$—	$—	$39,660
Special mention	2,871	—	—	—	—	2,871
Substandard	—	—	—	1,655	—	1,655

Total	$6,853	$10,134	$25,544	$1,655	$—	$44,186

Current period gross charge-offs	$—	$—	$—	$—	$—	$—

SBA
Pass	$—	$747	$17	$2,291	$108	$3,163
Special mention	—	—	—	102	—	102
Substandard	—	—	—	767	—	767

Total	$—	$747	$17	$3,160	$108	$4,032

Current period gross charge-offs	$—	$—	$—	$—	$—	$—

Other
Pass	$—	$1,511	$—	$33,498	$385	$35,394
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—

Total	$—	$1,511	$—	$33,498	$385	$35,394

Current period gross charge-offs	$—	$—	$—	$—	$—	$—

Total
Pass	$134,844	$330,766	$267,482	$417,386	$290,285	$1,440,763
Special mention	2,995	7,993	35,296	6,820	24,048	77,152
Substandard	751	10,888	2,968	8,139	18,872	41,618

Total	$138,590	$349,647	$305,746	$432,345	$333,205	$1,559,533

Current period gross charge-offs	$—	$136	$—	$20	$247	$403

-7
1
-

The following table reflects the loan portfolio allocated by the Company’s credit quality indicators as of December 31, 2022.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
As of December 31, 2022:
Grade:
Pass	$613,395	$840,993	$62,031	$6,132	$39,695	$1,562,246
Special Mention	18,157	2,602	—	490	—	21,249
Substandard	2,983	4,646	1,699	598	—	9,926

Total	$634,535	$848,241	$63,730	$7,220	$39,695	$1,593,421

The following table reflects an aging analysis of the loan portfolio by the time past due at December 31, 2023 and December 31, 2022.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Nonaccrual	Current	Total
As of December 31, 2023:
Commercial and industrial	$—	$—	$—	$3,728	$622,887	$626,615
Real estate - other	1,824	—	—	—	847,482	849,306
Real estate - construction and land	—	—	—	—	44,186	44,186
SBA	—	—	—	53	3,979	4,032
Other	260	167	140	—	34,827	35,394

Total loans, gross	$2,084	$167	$140	$3,781	$1,553,361	$1,559,533

As of December 31, 2022:
Commercial and industrial	$—	$—	$—	$1,028	$633,507	$634,535
Real estate - other	3,160	—	—	—	845,081	848,241
Real estate - construction and land	—	—	—	—	63,730	63,730
SBA	—	—	—	222	6,998	7,220
Other	—	—	—	—	39,695	39,695

Total loans, gross	$3,160	$—	$—	$1,250	$1,589,011	$1,593,421

The following table reflects nonaccrual loans by portfolio segment as of December 31, 2023 under ASC 326 and as of December 31, 2022 under the previous accounting standard, respectively.

				Incurred Loss
	CECL			December 31, 2022
	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial and industrial	$3,708	$20	$3,728	$1,028
SBA	53	—	53	222

Total individually evaluated loans	$3,761	$20	$3,781	$1,250

Interest forgone on nonaccrual loans totaled $313,000 and $199,000 for the years ended December 31, 2023 and 2022, respectively. There was no interest recognized on a cash-basis on loans individually evaluated for expected credit losses/impairment during the years ended December 31, 2023 and 2022 under ASC 326 and the previous accounting standard, respectively.

-7
2
-

The Company measures expected credit losses on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.
The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management designates as having higher risk. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral dependent loans, the Company has adopted the practical expedient under ASC 326 to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
The following table reflects the Company’s collateral dependent loans by portfolio segment and by type of collateral as of December 31, 2023.

(Dollars in thousands)	Residential Property	Business Assets	Total Collateral Dependent Loans
As of December 31, 2023:
Commercial and industrial	$—	$3,728	$3,728
SBA	53	—	53

Total collateral dependent loans	$53	$3,728	$3,781

Prior to the adoption of ASC 326 on January 1, 2023, loans that did not share similar risk characteristics were individually evaluated for impairment. Loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. The following table reflects information related to loans individually evaluated for impairment and the related allowance for loan losses as of December 31, 2022.

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

-7
3
-

The following table reflects the recorded investment and unpaid principal balance for loans individually evaluated for impairment at December 31, 2022.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
As of December 31, 2022:
Commercial and industrial	$1,028	$1,678	$1,028
SBA	222	896	227

Total individually evaluated loans	$1,250	$2,574	$1,255

The recorded investment in loans individually evaluated for impairment at December 31, 2022 excludes interest receivable and net deferred origination costs due to their immateriality.
The following tables reflect the changes in, and allocation of, the allowance for credit losses and allowance for loan losses by portfolio segment for the years ended December 31, 2023 and 2022, respectively. The provision for credit losses of $1.0 million for the year ended December 31, 2023 was primarily the result of changes in the forecast assumptions utilized in the CECL model, combined with net charge-offs during the period of $149,000 and a specific reserve of $484,000 pertaining to a previously charged-off SBA loan for which the SBA is unlikely to cover the portion participated to another lender.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Year ended December 31, 2023:
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,986	(379)	(393)	442	(644)	1,012
Charge-offs	(403)	—	—	—	—	(403)
Recoveries	216	—	—	38	—	254

Ending balance	$10,853	$3,218	$492	$521	$944	$16,028

Alowance for credit losses / gross loans	1.73%	0.38%	1.11%	12.92%	2.67%	1.03%
Net recoveries (charge-offs) / gross loans	-0.03%	0.00%	0.00%	0.94%	0.00%	-0.01%

Year ended December 31, 2022:
Beginning balance	$8,552	$4,524	$681	$309	$15	$14,081
Provision for loan losses	2,717	798	203	25	32	3,775
Charge-offs	(650)	—	—	(202)	—	(852)
Recoveries	1	—	—	—	—	1

Ending balance	$10,620	$5,322	$884	$132	$47	$17,005

Alowance for loan losses / gross loans	1.67%	0.63%	1.39%	1.83%	0.12%	1.07%
Net recoveries (charge-offs) / gross loans	-0.10%	0.00%	0.00%	-2.80%	0.00%	-0.05%
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

-7
4
-

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
During the year ended December 31, 2023, the Company had three loans with recorded investments or commitments with terms that had been modified due to the borrower experiencing financial difficulties. These loans had no payments that were considered past due as of the reporting date. The following table reflects the type of concession granted and the financial effect of the modifications.

(Dollars in thousands)	Amortized Cost	% of Total Portfolio Segment	Financial Effect
Commercial and industrial	$572	0.09%	Term extention from October 15 , 2023 to February 15 , 2024
Commercial and industrial	9,115	1.45%	Term extension from December 29 , 2023 to March 30 , 2024
SBA	50	1.24%	Term extension from March 31 , 2023 to April 1 , 2024

Total modified loans	$9,737

The Company had no loan modifications resulting from a borrower experiencing financial difficulties with a subsequent payment default within twelve months following the modification during the year ended December 31, 2023.
4. PREMISES AND EQUIPMENT
The following table reflects the Company’s premises and equipment as of the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Furniture, fixtures, and equipment	$6,291	$6,211
Leashold improvements	6,707	6,707

	12,998	12,918
Accumulated depreciation and amortization	(10,791)	(9,846)

Total premises and equipment	$2,207	$3,072

-7
5
-

Depreciation and amortization included
in
occupancy and
equipment
expense totaled $945,000 and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
5. DEPOSITS
The following table reflects the Company’s deposit portfolio for the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Demand noninterest- bearing	$657,302	$811,671
Demand interest-bearing	26,715	37,815
Money market and savings	631,015	671,016
Certificates of deposit	310,212	271,238

Total deposits	$1,625,244	$1,791,740

The following table reflects the contractual maturities of the Company’s certificates of deposit as of December 31, 2023 for the years ended December 31, 2024 through 2026 (dollars in thousands).

Amounts Maturing During The Year Ended December 31,	Total
2024	$306,341
2025	229
2026	3,642

Total certificates of deposit	$310,212

Total deposits include deposits that are periodically obtained through third-party brokers. At December 31, 2023 and December 31, 2022, the Company held wholesale brokered time deposits of $244.0 million and $180.3 million, respectively. The Company is also a participant in the Certificate of Deposit Account Registry Service (CDARS), IntraFi Network (ICS), and Reich & Tang Deposit Solutions (R&T) network, all of which provide reciprocal deposit placement services to fully qualify large customer deposits for FDIC insurance among other participating banks. At December 31, 2023 and December 31, 2022, the Company had $460.0 million and $46.9 million of reciprocal deposits, respectively.
6. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At December 31, 2023, amounts pledged and available borrowing capacity under such limits were approximately $432.5 million and $343.3 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $484.1 million and $393.0 million, respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At December 31, 2023, amounts pledged and available borrowing capacity under such limits were approximately $401.4 million and $280.9 million, respectively. At December 31, 2022, amounts pledged and available borrowing capacity under such limits were approximately $386.1 million and $335.1 million, respectively. On

December 29, 2023, the Company secured a FHLB short-term borrowing for $75.0 million at a fixed rate of 5.70%. This borrowing was repaid in full on January 2, 2024.

-7
6
-

Under Federal

Funds line of credit agreements with several correspondent banks, the Company can borrow up to $
123.0
million. There were
no
borrowings outstanding under these arrangements at December
31
,
2023
and December
31
,
2022
.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a one-year term at a rate of Prime plus 0.40%. At December 31, 2023 and December 31, 2022, no borrowings were outstanding under this line of credit.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At December 31, 2023 and December 31, 2022, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At December 31, 2023 and December 31, 2022, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.
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
At December 31, 2023 and December 31, 2022, the Company had outstanding unfunded commitments for loans of approximately $676.1 million and $644.1 million, respectively.

-7
7
-

The outstanding unfunded commitments for loans at December 31, 2023 was comprised of fixed rate commitments of approximately $34.5 million and variable rate commitments of approximately $641.6 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of December 31, 2023.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$19,547	$2,822	$76	$22,445
Interest rate between 4.00% and 5.00%	—	4,300	181	4,481
Interest rate greater than or equal to 5.00%	2,953	2,615	1,997	7,565

Total unfunded fixed rate loan commitments	$22,500	$9,737	$2,254	$34,491

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses related to unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets and was $2.2 million and $430,000 at December 31, 2023 and December 31, 2022, respectively.
The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$430	$380
Adoption of new accounting standard	1,396	—
Provision for credit losses	340	50

Balance at December 31, 2023	$2,166	$430

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2024 and 2030, with certain leases containing either three, five, or seven-year renewal options.
The following table reflects the quantitative information for the Company’s leases for the year ended, and as of, December 31, 2023.

(Dollars in thousands)	December 31, 2023
Operating lease cost (cost resulting from lease payments)	$2,176
Operating lease - operating cash flows (fixed payments)	$1,569
Operating lease right-of-use assets (other assets)	$8,807
Operating lease liabilities (other liabilities)	$10,587
Weighted average lease term - operating leases	5.3 years
Weighted average discount rate - operating leases	3.38%

-7
8
-

The following table reflects the minimum commitments under these non-cancellable leases, before considering renewal options, as of December 31, 2023.

(Dollars in thousands)	December 31, 2023
2024	$2,414
2025	2,486
2026	2,451
2027	1,402
2028	1,078
Thereafter	2,063

Total undiscounted cash flows	11,894
Discount on cash flows	(1,307)

Total lease liability	$10,587

Rent expense included in premises and equipment expense totaled $2.2 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.
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
At December 31, 2023, uninsured deposits at financial institutions were approximately $3.0 million. At December 31, 2022, uninsured deposits at financial institutions were approximately $2.9 million.
8. INCOME TAXES
The following table reflects the federal and state components of the Company’s provision for income taxes for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Federal:
Current	$5,896	$6,568
Deferred	(41)	(921)

Federal provision for income taxes	5,855	5,647
State:
Current	3,181	3,511
Deferred	(51)	(360)

State provision for income taxes	3,130	3,151

Provision for income taxes	$8,985	$8,798

-7
9
-

The Company’s reported amount of income tax expense differs from federal statutory income rate for the years ended December 31, 2023 and 2022 primarily due to California franchise taxes, low income housing credits and tax exempt income. The following table reflects a reconciliation of the effective tax rate for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.1%	8.3%
Low income housing credits, net of investment losses	-0.7%	-0.3%
Increase in cash surrender value of life insurance	-0.5%	-0.5%
Share-based compensation	0.3%	0.2%
Other, net	1.1%	0.7%

Effective tax rate	29.3%	29.4%

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

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$5,347	$5,027
Lease liability	3,102	1,757
Accrued expenses	1,873	1,876
Share-based compensation	417	370
Deferred compensation	1,086	1,072
Net operating loss carryforwards	788	977
Loan discounts	115	19
Unrealized loss on available for sale investment securities	387	549
State tax deduction	661	743
Other	969	1,134

Total deferred tax assets	14,745	13,524

Deferred tax liabilities:
Deferred loan origination costs	(1,765)	(1,679)
Right of use asset	(2,580)	(1,347)
Core deposit intangible	(36)	(36)
Other	(97)	(31)

Total deferred tax liabilities	(4,478)	(3,093)

Net deferred tax assets	$10,267	$10,431

As a result of a past acquisition in 2015, the Company has net operating loss carryforwards. Pursuant to Sections 382 of the Internal Revenue Code, annual use of net operating loss carryforwards may be limited in the event of a change in ownership. The net operating losses absorbed as a result of the acquisition are subject to Section 382 annual limitations in the amount of approximately $640,000 per year. At December 31, 2023, the net operating loss carryforwards for Federal and California income tax reporting purposes totaled $2.3 million and $3.5 million,

-
80
-

respectively, and will begin to expire at various dates from 2033 to 2037 if unused. At December 31, 2022, the net operating loss carryforwards for Federal and California income tax reporting purposes totaled $3.0 million and $4.2 million, respectively.
For the tax years 2023 and 2022, the Company filed income tax returns in the U.S. Federal and various state jurisdictions. There are currently no pending U.S. Federal or state income tax or non-U.S. income tax examinations by tax authorities. The Company is no longer subject to tax examinations by U.S. Federal and state taxing authorities for years prior to 2020 for Federal tax returns and 2019 for state tax returns.
The Company is required to record a valuation allowance if it is more likely than not that some portion, or all, of the net deferred tax asset will not be realized. The Company evaluated both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions and determined that a valuation allowance was not needed to reduce the net deferred tax asset as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the recorded balance. At December 31, 2023 and 2022, there were no unrecognized tax benefits or interest and penalties accrued by the Company.
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

-8
1
-

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 and December 31, 2022 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of December 31, 2023:
Financial assets:
Cash and cash equivalents	$212,354	$212,354	$—	$—	$212,354
Investment securities:
Available for sale	44,560	—	44,560	—	44,560
Held to maturity	100,841		82,806	7,224	90,030
Loans, net	1,544,612	—	—	1,470,794	1,470,794
Accrued interest receivable	8,847	—	982	7,865	8,847
Financial liabilities:
Deposits	$1,625,244	$1,315,032	$311,213	$—	$1,626,245
Other borrowings	75,000	—	—	75,000	75,000
Subordinated debt	54,291	—	—	50,248	50,248
Accrued interest payable	3,292	—	2,593	699	3,292

As of December 31, 2022:
Financial assets:
Cash and due from banks	$232,382	$232,382	$—	$—	$232,382
Investment securities:
Available for sale	47,012	—	47,012	—	47,012
Held to maturity	108,866		89,433	7,450	96,883
Loans, net	1,578,456		—	1,519,903	1,519,903
Accrued interest receivable	7,769	—	926	6,843	7,769
Financial liabilities:
Deposits	$1,791,740	$1,520,502	$271,178	$—	$1,791,680
Subordinated debt	54,152	—	—	49,027	49,027
Accrued interest payable	1,678	—	1,007	671	1,678
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
Loans—Fair values of loans for December 31, 2023 and December 31, 2022 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans

-8
2
-

with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.
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
Junior Subordinated Debt Securities—Fair values for subordinated debt are calculated based on their respective terms and discounted to the date of the valuation. A market rate based on recent debt offerings by peer banks, which may be unobservable, is used to discount the cash flows until the repricing date and the subsequent cash flows are discounted at Prime plus 2%. Additionally, the Company considers recent trading activity of similar instruments in the market, which may be inactive. Accordingly, junior subordinated debt securities are classified within the Level 3 classification.
Accrued Interest Receivable—The carrying amounts of accrued interest receivable approximate fair value resulting in a Level 2 classification for accrued interest receivable on investment securities and a Level 3 classification for accrued interest receivable on loans since investment securities are generally classified using Level 2 inputs and loans are generally classified using Level 3 inputs.
Accrued Interest Payable—The carrying amounts of accrued interest payable approximate fair value resulting in a Level 2 classification for accrued interest payable on time certificates of deposits and a Level 3 classification for accrued interest payable on junior subordinated debt securities since time certificates of deposits are generally classified using Level 2 inputs and junior subordinated debt securities are generally classified using Level 3 inputs.
Off Balance Sheet Instruments—Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, as well as considering the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

-8
3
-

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2023:
Investments available for sale:
Mortgage backed securities	$15,149	$—	$15,149	$—
Government agencies	29,411	—	29,411	—

Total assets measured at fair value on a recurring basis	$44,560	$—	$44,560	$—

As of December 31, 2022:
Investments available for sale:
Mortgage backed securities	$17,758	$—	$17,758	$—
Government agencies	28,766	—	28,766	—
Corporate bonds	488	—	488	—

Total assets measured at fair value on a recurring basis	$47,012	$—	$47,012	$—

Fair values for available-for-sale investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used. Additionally, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2023 and December 31, 2022.
Assets Recorded at Fair Value on a Non-Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of December 31, 2023:
Individually evaluated loans - Commercial	$3,728	$—	$—	$3,728
Individually evaluated loans - SBA	53	—	—	53

Total assets measured at fair value on a non-recurring basis	$3,781	$—	$—	$3,781

As of December 31, 2022:
Impaired loans - Commercial	$1,028	$—	$—	$1,028
Impaired loans - SBA	222	—	—	222

Total assets measured at fair value on a non-recurring basis	$1,250	$—	$—	$1,250

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

-8
4
-

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
On May 18, 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan which supersedes the Equity Incentive Plan that was established in 2014. On August 6, 2020, the Company’s shareholders approved an amendment and restatement of the 2017 Equity Incentive Plan increasing the number of shares that may be granted under the plan from 420,000 shares to a maximum of 920,000 shares. On May 18, 2023, the Company’s shareholders approved an additional amendment and restatement of the 2017 Equity Incentive Plan (as amended and restated, the “Amended 2017 Plan”)
to
increase
the number of shares that may be granted under the plan from 920,000 shares to 1.4 million shares. The Amended 2017 Plan provides for the following types of stock-based awards: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The amount, frequency, and terms of stock-based awards may vary based upon competitive practices, the Company’s operating results and government regulations. As of December 31, 2023, the Company has issued incentive stock options, restricted stock units, and other stock-based awards under the 2017 Amended Plan.
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
The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan (the “2014 Plan”). No further awards may be issued under the 2014 Plan, but awards issued under the 2014 Plan continue to be outstanding and governed by its terms.
As of December 31, 2023, there were 738,157 shares of outstanding awards under the Company’s stock-based compensation plans and 616,442 shares available for future grants under the Amended 2017 Plan.
Total compensation cost that was charged against income pertaining to the 2014 Plan and the Amended 2017 Plan was $2.0 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

-8
5
-

Stock Option Awards
The following table reflects a summary of the stock option activity under the 2014 Plan and the Amended 2017 Plan for the years ended December 31, 2023 and 2022.

	Stock Option Awards Outstanding
	Number of Shares	Weighted Average Exercise Price
Stock option awards outstanding, December 31, 2021	445,256	$17.75
Granted	64,000	$22.09
Exercised	(11,550)	$8.34
Forfeited or expired	(54)	$18.48

Stock option awards outstanding, December 31, 2022	497,652	$18.53
Granted	36,000	$22.03
Exercised	(1,003)	$13.19
Forfeited or expired	(55,738)	$18.45

Stock option awards outstanding, December 31, 2023	476,911	$18.80

The weighted remaining life and aggregate intrinsic value related to the stock options outstanding under the stock-based compensation plans at December 31, 2023 was 5.63 years and $2.9 million, respectively.
The following table reflects information related to stock options exercised and granted during the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Options exercised:
Intrinsic value	$8	$150
Cash received, net	$13	$21
Tax benefit realized	$—	$—
Options granted:
Weighted average fair value	$8.64	$7.60
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following table reflects the assumptions used by management in the Black-Scholes option pricing model for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Expected life	10 years	10 years
Stock price volatility	37.5%	35.2%
Risk free interest rate	4.1%	2.2%
Dividend yield	0.0%	0.0%
As of December 31, 2023, there was $970,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 4.6 years and will be adjusted for subsequent changes related to forfeitures.

-8
6
-

Restricted Stock Units
The following table reflects a summary of the restricted stock activity under the 2014 Plan and the Amended 2017 Plan for the years ended December 31, 2023 and 2022.

	Non-vested Restricted Stock Units
	Number of Shares	Weighted Average Grant Value
Non-vested restricted stock units, December 31, 2021	222,157	$17.59
Granted	92,969	$21.64
Vested	(69,592)	$18.11
Forfeited or expired	(3,433)	$18.29

Non-vested restricted stock units, December 31, 2022	242,101	$19.00
Granted	127,657	$22.15
Vested	(89,620)	$18.73
Forfeited or expired	(18,892)	$18.24

Non-vested restricted stock units, December 31, 2023	261,246	$20.52

As of December 31, 2023, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2014 Plan and the Amended 2017 Plan. The cost is expected to be recognized on a straight-line basis over a weighted average period of 5.0 years and will be adjusted for subsequent changes in estimated forfeitures. The Company estimates the impact of forfeitures on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods.
11. OTHER EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
In 2007, the Company adopted the California Bank of Commerce Profit Sharing 401(k) Plan. All full-time employees 21 years of age or older with 3 months of service are eligible to participate in the 401(k) Plan. Eligible employees may elect to make tax deferred contributions up to the maximum amount allowed by law. The Company may make additional contributions to the plan at the discretion of the Board of Directors. Bank contributions may vest at a rate of 20% annually for all employees. The Company made a fully vested contribution to the 401(k) Plan for the years ended December 31, 2023 and 2022 in the amount of $853,000 and $792,000, respectively.
Salary Continuation and Retirement Plan
The Board of Directors approved a salary continuation plan for certain executives. Under the plan, once these certain executives reach age 65, the Company is obligated to provide them with annual benefits after retirement. The estimated present value of these future benefits has been accrued from the effective date of the plan. The discount rate used to estimate the present value of future benefits was 4.80% and 4.30% for the years ended December 31, 2023 and 2022 respectively.
The expense recognized under this plan for the years ended December 31, 2023 and 2022 totaled $210,000 and $298,000, respectively. Accrued compensation payable under the salary continuation plan totaled $3.7 million and $3.6 million at December 31, 2023 and 2022, respectively, and is included in accrued interest payable and other liabilities on the balance sheet.

-8
7
-

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (as defined in the regulations) of Common Tier I Capital, Tier I Capital, and Total Capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2023, that the Company meets all capital adequacy requirements to which they are subject.
The following tables reflect the consolidated Company’s and the Bank’s capital adequacy ratios at December 31, 2023 and 2022 as well as the minimum capital ratios required to be deemed “adequately capitalized” and “well capitalized” under the regulatory framework. Under Federal Reserve policy, as a bank holding company with less than $3 billion in total assets, the Company is not subject to these consolidated regulatory capital adequacy requirements and therefore, the Company’s capital ratios are provided for informational purposes.

	As of December 31, 2023
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company Capital Ratios:
Tier I Capital	$189,959	9.61%	$79,076	4.00%	$98,845	5.00%
(to Average Assets)
Tier I Common Capital	$189,959	9.53%	$89,719	4.50%	$129,594	6.50%
(to Risk Weighted Assets)
Tier I Capital	$189,959	9.53%	$119,625	6.00%	$159,500	8.00%
(to Risk Weighted Assets)
Total Capital	$262,444	13.16%	$159,500	8.00%	$199,375	10.00%
(to Risk Weighted Assets)

Bank Capital Ratios:
Tier I Capital	$239,674	12.14%	$78,987	4.00%	$98,734	5.00%
(to Average Assets)
Tier I Capital	$239,674	12.04%	$89,565	4.50%	$129,371	6.50%
(to Risk Weighted Assets)
Tier I Common Capital	$239,674	12.04%	$119,419	6.00%	$159,226	8.00%
(to Risk Weighted Assets)
Total Capital	$257,868	12.96%	$159,226	8.00%	$199,032	10.00%
(to Risk Weighted Assets)

-8
8
-

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
(to Risk Weighted Assets)
13. PARENT COMPANY ONLY FINANCIAL INFORMATION
The following table reflects the summary parent company only Statements of Condition for the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and due from banks	$1,916	$8,977
Investment in bank subsidiary	246,176	219,842
Other assets	3,423	8,213

Total assets	$251,515	$237,032

Liabilities:
Junior subordinated debt	$54,291	$54,152
Other Liabilities	763	10,626

Total liabilities	55,054	64,778
Shareholders’ equity	196,461	172,254

Total liabilities and shareholders’ equity	$251,515	$237,032

-8
9
-

The following table reflects the summary parent company only Statements of Income for the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Interest expense	$(2,232)	$(2,240)
Non-interest expense	(786)	(727)

Income (loss) before provision for income taxes	(3,018)	(2,967)
Provision for income taxes	892	877

Income (loss) before equity in undistributed subsidiary income	(2,126)	(2,090)
Equity in undistributed subsidiary income	23,759	23,198

Net income	$21,633	$21,108

The following table reflects the summary parent company only Statements of Cash Flows for the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Cash flow from operating activities:
Net income	$21,633	$21,108
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiary income	(23,759)	(23,198)
Change in other assets and other liabilities, net	(4,948)	1,078

Net cash used for operating activities	(7,074)	(1,012)

Cash flow from financing activities:
Proceeds from issuance of subordinated debt, net	—	—
Proceeds from exercised stock options	13	21

Net cash provided by financing activities	13	21

Decrease in cash and cash equivalents	(7,061)	(991)
Cash and cash equivalents, beginning of period	8,977	9,968

Cash and cash equivalents, end of period	$1,916	$8,977

-9
0
-

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Elliott Davis LLC, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”

Attestation Report of the Independent Registered Public Accounting Firm

Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting from the Company’s independent registered public accounting firm.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors consists of 10 directors, who are listed below.

Andrew J. Armanino, age 59, has served on our Board of Directors since 2013. Mr. Armanino was the managing Partner and Chief Executive Officer of Armanino LLP, a public accounting firm, from 2005 to 2018, at which time he retired and is no longer affiliated with the firm. He is chairman of the board for Moore Global International, an accounting and business advisory network of independent accounting firms. Mr. Armanino is also a board member of Better Therapeutics, a digital health company, and Good Lab, an ESG software company. Additionally, he is a board member of the Armanino Foundation, a community service organization, and serves on the American Institute of CPAs council. Mr. Armanino’s significant accounting experience provides in-depth knowledge of generally accepted accounting principles and auditing standards to the Board. With years of providing services to small and medium-sized businesses, he brings valuable insights to the Board regarding these businesses, which are similar to the Bank’s business customers.

Stephen A. Cortese, age 63, has served on our Board of Directors since 2007. Mr. Cortese has worked in commercial real estate development and management since 1987. He is the general partner of Cortese Real Property, LP, a commercial real estate development and management firm, since 2003. Mr. Cortese has significant experience in real estate management, investment and construction, particularly in the greater San Francisco Bay Area, enabling him to bring valuable insights regarding these matters to our Board.

Kevin J. Cullen, age 57, has served on our Board of Directors since 2007. Mr. Cullen is the Chief Financial Officer and co-owner of Olson & Company Steel, Inc., a construction company, a position he has held since 2013. He is also a director of Steel Bar Fresno and California Steel Captive. He previously served as Chief Financial Officer of Guarantee Glass, Inc., a general contractor, from 2008 to 2012, and as Chief Financial Officer and a co-owner of MDC Vacuum, a manufacturing company, from 1998 to 2008. Mr. Cullen’s business experience, including as the owner of and Chief Financial Officer for construction and manufacturing companies, enables him to bring valuable insights to the Board regarding these small to medium sized construction and industrial businesses, which are similar to the Bank’s customers.

Stephen R. Dathe, age 62, has served on our Board of Directors since 2007. Mr. Dathe has been the President and CEO of A&B Die Casting Company since 2017 and the President and majority shareholder of Benda Tool and Model Works, Inc. since 2006. Mr. Dathe’s significant experience as an executive of manufacturing companies enables him to bring valuable insights to the Board regarding small to medium-sized industrial businesses, which are the Bank’s predominant commercial customers.

Rochelle G. Klein, age 62, has served on our Board of Directors since 2007. She is one our founders and worked to organize the Bank since its inception in 2006. Ms. Klein served as Vice President in the Fixed Income Currency and Commodities Division at Goldman Sachs, in New York, Los Angeles and San Francisco, from 1987 to 2002. She continues to privately invest and consult and was most recently an Advisory Business Development Director for Ocean Gate Capital Management, L.P., in San Francisco and Boston, from 2006 to 2009. Ms. Klein has a Bachelor of Arts degree with honors and distinction in Economics from Stanford University and a Master’s in Business Administration and a Juris Doctor degree from University of California, Los Angeles. Ms. Klein strives to give back to her community using her financial and development expertise in chairing and serving on numerous philanthropic and higher education boards and foundations. As a longtime member of our Board as well as the local and finance communities, Ms. Klein contributes to the Board a substantial understanding of finance, financial markets, risk management, regulatory requirements and business development from over 30 years of experience as a senior executive at a leading global investment bank and as a founder of the Bank from inception through regulatory approval and scale.

Julie J. Levenson, age 61, was appointed to our Board of Directors in 2022. Ms. Levenson is a Founding Partner of La Honda Advisors, a Silicon Valley-based boutique advisory firm that provides M&A and capital markets advice to companies in the technology, consumer, and health-tech industries. Ms. Levenson previously served as the Head of Private Capital Markets for Cowen & Company, Head of Private Equity Financing at Houlihan Lokey and Head of Private Placements at Merrill Lynch. She was a director of Graf Acquisition Corp, an Exchange Act registrant, from 2019 to 2020. Ms. Levenson graduated with Honors in Philosophy at Dartmouth College in 1984 and received a Juris Doctor degree and a Master’s in Business Administration from The Law School and The Wharton School of Business, respectively, at the University of Pennsylvania in 1990. Ms. Levenson brings our Board capital markets and M&A expertise.

Frank L. Muller, age 68, has served on our Board of Directors since 2020. Mr. Muller is the owner of M Three Ranches, LLC in Woodland, California, a farming and farming consulting business, since January 2020. He was previously the co-owner, President and Chief Financial Officer of Muller Ranch, LLC, a farming and farming consulting business, from 1979 to December 2019. Mr. Muller has served on the board of directors for Pacific Coast Producer, an agricultural canning and packaging cooperative, since 1990, including as chairman for the past 15 years. He previously served on the board of directors for the California Department of Food and Agriculture during 2018 and 2019 and, previously, the board of directors of the Federal Crop Insurance Corporation. Mr. Muller’s familiarity with the Northern Central Valley region of California and the agricultural industry bring valuable insights to our Board as we expand our presence throughout Northern California.

Steven E. Shelton, age 63, has served on our Board of Directors since 2018. Mr. Shelton has also served as Chief Executive Officer of the Company and the Bank since May 2018. He served as President of the Company and the Bank from May 2018 to May 2023. Previously he served as Executive Vice President of the Bank since its organization in 2007. Prior thereto, Mr. Shelton served for 13 years in various executive management positions with CivicBank of Commerce in Oakland, California, most recently as its president. Mr. Shelton brings extensive leadership and banking experience to our Board. His extended career in banking as well as his broad and deep banking industry and bank regulatory experience are important attributes that support our Board. In addition, the Board values Mr. Shelton’s in-depth knowledge of the Company gained through his position as our Chief Executive Officer, including with respect to its operations, strategy, financial condition and competitive position.

Millicent C. Tracey, age 55, has served on our Board of Directors since 2022. Ms. Tracey earned a Juris Doctor degree at Mitchell Hamline School of Law and a Bachelor of Arts degree in Behavioral Science & Law from the University of Wisconsin-Madison. She serves as an advisor to several FinTech companies, including Fundid, InterPayments, Identifee, and Dwolla. She currently also serves on the boards of numerous non-profit organizations. Additionally, Ms. Tracey led B2B product management and digital banking solutions for Wells Fargo for just under 20 years. Ms. Tracey contributes to our Board significant expertise in banking products, including comprehensive knowledge of treasury management and FinTech products and services.

Theodore A. Wilm, age 62, was appointed to our Board of Directors during the first quarter of 2023. Mr. Wilm is an accomplished and experienced advisor and certified public accountant with extensive strategic expertise and in-depth knowledge of board and audit committee best practices. Mr. Wilm had a 38 year career with the public accounting firm PricewaterhouseCoopers before retiring in 2022. In addition to serving many of the firm’s larger financial services clients as an audit partner, Mr. Wilm advised mutual funds, investment management, private equity, real estate and venture capital firms with sales, marketing and distribution channel strategies, enterprise risk management solutions, information technology systems, acquisitions and divestitures, and structural reorganizations. Mr. Wilm contributes to our Board by providing financial services expertise, including comprehensive knowledge of audit and risk management.

None of our directors has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers. Steven E. Shelton, our Chief Executive Officer, has an employment agreement with the Bank that provides that he will serve as a director of the Bank, but otherwise none of our directors have any arrangement or understanding with another person under which the director was or is to be elected as a director or director nominee. None of our directors has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director.

Board Diversity

Individual strengths and skills, diversity, experience, composition and succession planning are considered by our Nominating and Corporate Governance Committee when identifying and approving new candidates for the Board. For detailed information regarding our philosophy pertaining to environmental, social, and governance practices, please refer to our website at www.californiabankofcommerce.com. In accordance with the Nasdaq Listing Rule 5605(f)(4), the following tables provides the diversity statistics of our 10 directors. The categories listed below are specified and defined by Nasdaq.

The data included in the following table is based on information provided by our directors about how they personally identified themselves at December 31, 2023.

	Female	Male	Non-Binary	Did Not Disclose Gender	Total
Part I: Gender Identity	3	7	—	—	10
Part II: Demographic Background
White	—	1	—	—	1
Two or More Races or Ethnicities	1	—	—	—	1
Did Not Disclose Demographic Background	2	6	—	—	8

Total	3	7	—	—	10

Code of Business and Ethical Conduct. We have adopted a Code of Business and Ethical Conduct for our directors, officers and employees and a Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (“Code of Conduct”) that contains specific ethical policies and principles that apply to our principal executive officer, principal financial officer, principal accounting officer and other key accounting and financial personnel. The Code of Conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” for purposes of satisfying Nasdaq’s listing standards. The Code of Conduct is available in the Investor Relations section of our website at www.californiabankofcommerce.com. To the extent required by applicable SEC rules, Nasdaq’s listing standards or our Code of Conduct, we will disclose any amendments to or waivers of the requirements of our Code of Conduct that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website.

Related Party Transaction Policy. Our Board has adopted a Related Party Transaction Policy, which provides that subject to certain limited exceptions, the Company will not enter into or consummate a related party transaction that is determined by the Nominating and Corporate Governance Committee to be materially less favorable from a financial standpoint to the Company than similar transactions between the Company and unaffiliated third parties. A “related party transaction” is a transaction between the Company or any of its subsidiaries and any executive officer, director or owner of more than 10% of the outstanding shares of the Company’s common stock or persons related to them. Our Related Party Transaction Policy is described more detail in Item 13 below under the heading “Policies and Procedures for Approval of Related Person Transactions.”

Committees of our Board of Directors

Our Board has the following three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Board has adopted a written charter for each of those committees, and copies of those charters are available on the Investor Relations section of our website at www.californiabankofcommerce.com. In addition, from time to time, our Board may establish special committees to address specific issues when necessary.

The Audit Committee. Our Board has established a standing Audit Committee, the current members of which are Theodore A. Wilm, its chairman, Rochelle G. Klein, and Millicent C. Tracey. Our Board also has determined that each of its members meet the definition of “audit committee financial expert” adopted by the SEC and satisfy the financial sophistication requirements of applicable rules of The Nasdaq Stock Market. Each of the members of our Audit Committee are “independent” as defined by the SEC and the applicable rules of The Nasdaq Stock Market.

Selection and Nomination of Candidates for Election to the Board of Directors

Our Board has delegated to the Nominating and Corporate Governance Committee the responsibility for developing and recommending to the Board, for its consideration and approval, the specific qualifications and criteria for prospective director candidates as its deems necessary or advisable. The Nominating and Corporate Governance Committee is also charged with recommending to our Board specific candidates for election as directors. The Nominating and Corporate Governance Committee considers nominees recommended by directors, officers, employees, shareholders and others using the same criteria to evaluate all candidates. In identifying prospective director candidates, the Nominating and Corporate Governance Committee may consider all facts and circumstances, including among other things, the skills of the prospective director candidate, his or her breadth of business or other experience, his or her independence, and our particular needs and the needs of our Board. The Nominating and Corporate Governance Committee is authorized to engage consultants or third-party search firms to assist in identifying and evaluating potential nominees at our expense.

Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors. Set forth below is biographical information regarding our executive officers, other than Mr. Shelton, whose biographical information is provided above under “Board of Directors,” above. No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or any of our current directors. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was selected as an officer. None of executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any executive officer.

Thomas A. Sa, age 62, has served as President of the Company and the Bank since May 2023 and Chief Financial Officer and Chief Operating Officer of the Company and the Bank since May 2019. Prior to joining the Company, Mr. Sa was an Executive Vice President of Western Alliance Bancorp from 2015 to 2019, most recently serving as Chief Risk Officer from November 2017 to May 2019. Prior to that, Mr. Sa held various executive roles including Executive Vice President, Chief Financial Officer of Bridge Bank, N.A. and its holding company, Bridge Capital Holdings from inception in 2001 to its merger with Western Alliance Bancorp in 2015. He was a director of Bridge Bank and Bridge Capital Holdings from 2010 to 2015.

Tom M. Dorrance, age 62, has served as the Bank’s Senior Executive Vice President of Technology and Operations since 2015. Previously, Mr. Dorrance served as Senior Vice President and Chief Information Officer since the Bank’s organization in 2007. Mr. Dorrance was Senior Vice President and Chief Information Officer at North Bay Bancorp from 2006 to 2007 and Director of Technology and Interim Chief Information Officer at Chela Education Financing, Inc. from 2002 to 2006. Prior to that Mr. Dorrance had management roles at Civic Bank of Commerce from 2000 to 2002 and Bank of America, NT & SA from 1992 to 2000.

Vivian Z. Mui, age 44, has served as Senior Executive Vice President and Chief Credit Officer of the Bank since May 2019. Prior to that Ms. Mui served as Deputy Chief Credit Officer of the Bank from 2007 to 2019. Prior to 2007, Ms. Mui served 17 years in various credit administration and line of business roles at Mechanics Bank.

Scott Myers, age 54, has served as Senior Executive Vice President and Chief Lending Officer of the Bank since April 2019. Prior to that Mr. Myers was a Senior Vice President of Wells Fargo Bank, most recently serving as Sacramento Region Manager from 2013 to 2019.

Michele M. Wirfel, age 56, has held the role of Senior Executive Vice President and Chief Banking Officer since May 2018 and has served the Bank since its inception in 2007, holding various management positions. Prior to 2007, Ms. Wirfel spent four years in a Senior Vice President role at Scott Valley Bank, and 12 years in various management roles with CivicBank of Commerce, including Senior Vice President and Regional Manager.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of these reports and of certifications furnished to us, during the year ended December 31, 2023, Mr. Cullen, Mr. Armanino, Ms. Tracey, Ms. Levenson, Mr. Mueller, and Mr. Cortese each filed a late Form 4 reporting an award of shares in lieu of director fees. In addition, Mr. Myers made two late Form 4 filings and Ms. Mui, Ms. Wirfel, Mr. Dorrance and former director Mr. Doiguchi each filed one late Form 4.

Item 11. Executive Compensation

Compensation Paid to Named Executive Officers

The following table provides information regarding the compensation of our Chief Executive Officer and our two other mostly highly compensated executive officers during the past two fiscal years, all of whom comprise our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Equity Awards (3)	All Other (4)	Total
Steven E. Shelton	2023	$526,042	$300,000	$60,820	$30,022	$23,382	$940,266
Chief Executive Officer	2022	$431,875	$300,000	$67,150	$39,168	$39,195	$877,388

Thomas A. Sa	2023	$352,395	$260,000	$50,087	$26,490	$26,383	$715,355
President, Chief Financial	2022	$330,937	$260,000	$55,300	$34,560	$34,166	$714,963
Officer, and Chief
Operating Officer

Scott Myers	2023	$294,875	$100,000	$53,693	$150,205	$33,078	$631,851
Senior Executive Vice	2022	$289,433	$170,000	$43,450	$52,854	$41,858	$597,595
President and Chief
Lending Officer

(1)	The amounts reported in this column consist of earnings pursuant to our annual bonus program for the year indicated.
(2)

These amounts represent the aggregate grant date fair value of stock options granted during the during the year indicated, calculated in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718 (“FASB ASC Topic 718”).

(3)	These amounts represent the aggregate grant date fair value of restricted stock units granted during the year indicated, calculated in accordance with FASB ASC Topic 718.

(4)

All Other Compensation consists of amounts pertaining to the executive’s 401(k) match, auto allowance, health club and/or country club dues, group term life insurance, and long-term disability insurance.

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

•

Short-Term Incentives—Our annual bonus program is primarily based on the Company meeting or exceeding pre-established annual performance targets, such as pre-tax income, the results of bank regulatory exams and both loan and noninterest-bearing deposit growth targets.

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

Steven E. Shelton. The Bank entered into an employment agreement with Steven E. Shelton effective May 7, 2018 pursuant to which he serves as Chief Executive Officer of the Bank and, until April 2022, as its President. In connection with Mr. Sa’s appointment as the Bank’s President, Mr. Shelton’s employment agreement was amended on April 28, 2022 to provide that Mr. Shelton would no longer serve as President. The employment agreement has a seven year term. The employment agreement provides for a base salary of $375,000, which is subject to annual review by the Compensation Committee of the Bank, and Mr. Shelton is eligible for an annual bonus pursuant to an executive incentive plan to be developed each year by the Bank’s Board of Directors. As of the effective date of the employment agreement, Mr. Shelton received a grant of 11,710 shares of restricted stock grant and options to purchase 42,517 shares of common stock, each of which vest ratably over seven years from the date of grant. He is entitled to an automobile allowance of $900 per month. If the Bank terminates Mr. Shelton’s employment without cause or he terminates his employment for good reason (as defined in his employment agreement), subject to his providing a release of claims in favor of the Bank, Mr. Shelton will receive a lump sum payment equal to his annual base salary plus the average of his three most recent annual bonuses and monthly payments in amounts equal to the cost of his COBRA premiums for up to 18 months. Following a change in control of the Company, in the event Mr. Shelton is terminated without cause or terminates his employment for good reason, he will be entitled to a lump sum payment equal to two times his annual base salary plus the average of his annual bonuses, the COBRA benefits described above and accelerated vesting of the restricted stock and stock options described above.

In accordance with his employment agreement, the Bank and Mr. Shelton also entered into an Executive Supplemental Compensation Agreement providing for an aggregate projected defined contribution amount of $2.0 million with monthly payments generally commencing upon his retirement. This benefit is subject to a five year vesting period and full vesting if he is terminated or quits for good reason (as defined in the agreement) in connection with a change of control. The Bank and Mr. Shelton have also entered into a split-dollar joint beneficiary agreement that shares the proceeds of bank owned life insurance previously purchased on his life such that if he should he die while employed, his named beneficiaries would receive a specified sum or the net amount at risk, whichever is smaller. As of December 31, 2023, this benefit was valued at $1,350,000.

Thomas A. Sa. The Bank entered into an employment agreement with Thomas A. Sa effective May 20, 2019 pursuant to which he serves as Senior Executive Vice President and Chief Financial Officer. The employment agreement was amended on April 28, 2022 to reflect Mr. Sa’s appointment as the Bank’s President. The employment agreement has a term of three years after which it automatically renews for one additional year unless either party elects to terminate it prior to the renewal. The employment agreement provides that Mr. Sa will receive a base salary of $290,000, which is subject to annual review by the Compensation Committee of the Bank. He is eligible for an annual bonus pursuant to an executive incentive plan to be developed each year by the Bank’s Board of Directors. As of the effective date of the employment agreement, Mr. Sa received a grant of 10,089 shares of restricted stock and options to purchase 25,000 shares of common stock, each of which vest ratably over five years from the date of grant. He is entitled to an automobile allowance of $900 per month. If the Bank terminates Mr. Sa’s employment without cause or he terminates his employment for good reason (as defined in his employment agreement), subject to his providing a release of claims in favor of the Bank, Mr. Sa would receive a lump sum payment equal to his annual base salary plus the average of his three most recent annual bonuses and monthly payments in amounts equal to the cost of his COBRA premiums for up to 12 months. Following a change in control of the Company, in the event Mr. Sa is terminated without cause or terminates his employment for good reason, he will be entitled to a lump sum payment equal to two times his annual base salary plus the average of his three most recent annual bonuses, the COBRA benefits described above and accelerated vesting of all of his restricted stock and stock options.

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

Scott Myers. On August 9, 2022, the Bank entered into an employment agreement with Scott Myers pursuant to which he serves as Senior Executive Vice President and Chief Lending Officer. The employment agreement has a three year term, which will automatically extend for additional one year terms unless either party declines to extend. The employment agreement provides that Mr. Myers will receive an annual base salary of $290,600, which is subject to annual review by the Compensation Committee of the Bank, and will be eligible for an annual bonus pursuant to an executive incentive plan to be developed each year by the Bank’s Board of Directors. Mr. Myers is also entitled to an automobile allowance of $900 per month plus reimbursement in an amount not to exceed $750 per month for club dues and expenses. If the Bank terminates Mr. Myers’ employment without cause or he terminates his employment for good reason (as defined in the employment agreement), subject to his providing a release of claims in favor of the Bank, Mr. Myers will receive a lump sum payment equal to one-half of the sum of his annual base salary plus the average of his three most recent annual bonuses in addition to monthly payments in amounts equal to the cost of his COBRA premiums for up to 12 months. Following a change in control of the Company, in the event Mr. Myers is terminated without cause or terminates his employment for good reason, he will instead be entitled to a lump sum payment equal to his annual base salary plus the average of his three most recent annual bonuses, the COBRA benefits described above and accelerated vesting of his restricted stock and stock options.

The Bank and Mr. Myers have also entered into an Executive Supplemental Compensation Agreement providing for an annual projected target benefit of $60,000, payable monthly for a period of ten years, generally commencing upon separation from service. This benefit is subject to vesting based on continued service, with full vesting if he is terminated or quits for good reason (as defined in the agreement) in connection with a change of control. The Bank and Mr. Myers have also entered into a split-dollar agreement that shares the proceeds of bank owned life insurance previously purchased on his life such that if he should he die while employed, his named beneficiaries would receive a specified sum or the net amount at risk, whichever is smaller.

Equity Incentive Plans

We maintain an Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”). In 2023, our shareholders approved the amendment and restatement of the 2017 Plan to, among other things, increase the number of shares available for awards under the plan. As of December 31, 2023, there were awards for 738,157 shares outstanding under these plans, which were issued to our employees, officers and directors, and 616,442 shares remained available for future grants under the 2017 Plan. No further awards may be granted under the 2014 Plan.

The purpose of the 2017 Plan is to provide selected present and future employees, directors and consultants of the Company and its subsidiaries and affiliates with stock-based incentives and other equity interests in the Company, thereby giving them a stake in the growth and prosperity of the Company and encouraging their continued services with the Company. The 2017 Plan, as amended and restated in 2023, provides for the issuance of up to 1,420,000 shares of common stock pursuant to awards of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock and stock unit awards, and other forms of equity or cash compensation. When awards under the 2017 Plan expire or are forfeited or cancelled, the underlying shares will become available for future awards under the 2017 Plan. However, shares that are delivered to or withheld by the Company to satisfy the payment of the exercise price of an award or to satisfy tax withholding obligations are counted against the number of shares available for awards and cease to be available for grant under the 2017 Plan. Any shares subject to awards issued that we may issue in substitution or replacement of awards issued by another entity in connection with our acquisition of, or combination with, such other entity would not count against the 2017 Plan’s share grant limits.

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

The 2017 Plan provides that awards and cash incentive compensation may be subject to clawback from our executives if we are required to prepare a financial restatement due to our material non-compliance with any financial reporting requirements.

The 2014 Plan does not have clawback provisions but is otherwise similar to the 2017 Plan in most material respects.

Outstanding Equity Awards

The following table provides information regarding the outstanding stock options and restricted stock unit awards held by each of named executive officers as of December 31, 2023.

Executive Officer	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Steven E. Shelton	8,925	—		$12.95	09/19/26	—		$—
	5,500	—		$20.62	12/21/27	—		$—
	5,500	—		$23.45	01/18/28	—		$—
	23,398	19,119	(3)	$21.35	06/21/28	5,265	(4)	$130,361
	5,100	3,400	(5)	$11.50	03/19/30	680	(6)	$16,837
	3,400	5,100	(7)	$18.17	03/08/31	3,420	(8)	$84,679
	1,700	6,800	(9)	$23.04	04/12/32	1,360	(10)	$33,674
	—	8,500	(11)	$17.66	07/27/33	1,700	(12)	$42,092
Thomas A. Sa	20,000	5,000	(13)	$19.93	07/18/29	2,177	(14)	$53,903
	4,200	2,800	(15)	$11.50	03/19/30	600	(16)	$14,856
	2,800	4,200	(17)	$18.17	03/08/31	3,000	(18)	$74,280
	1,400	5,600	(19)	$23.04	04/12/32	1,200	(20)	$29,712
	—	7,000	(21)	$17.66	07/27/33	1,500	(22)	$37,140
Scott Myers	16,000	4,000	(23)	$19.02	05/16/29	1,817	(24)	$44,989
	3,300	2,200	(25)	$11.50	03/19/30	540	(26)	$13,370
	2,200	3,300	(27)	$18.17	03/08/31	2,910	(28)	$72,052
	1,100	4,400	(29)	$23.04	04/12/32	1,080	(30)	$26,741
	—	5,500	(31)	$25.33	02/16/33	800	(32)	$19,808
						3,500	(33)	$86,660
						2,500	(34)	$61,900

(1)	This column represents the number of unvested shares of underlying restricted stock unit awards granted to our “named executive officers”.
(2)	The market value of the shares of underlying restricted stock unit awards that have not vested is based on the closing price of our common stock of $24.76 at December 31, 2023.
(3)	Vests with respect to 354.30 shares each month until fully vested on June 21, 2023.
(4)	Vests with respect to 97.58 shares each month until fully vested on June 21 2023.
(5)	Vests with respect to 1,700 shares each year until fully vested on March 19, 2025.
(6)	Vests with respect to 340 shares each year until fully vested on March 19, 2025.
(7)	Vests with respect to 1,700 shares each year until fully vested on March 8, 2026.
(8)	Vests with respect to 1,140 shares each year until fully vested on March 8, 2026.
(9)	Vests with respect to 1,700 shares each year until fully vested on April 12, 2027.
(10)	Vests with respect to 340 shares each year until fully vested on April 12, 2027.
(11)	Vests with respect to 1,700 shares each year until fully vested on July 27, 2028.
(12)	Vests with respect to 340 shares each year until fully vested on July 27, 2028.
(13)	Vests with respect to 5,000 shares each year until fully vested on July 18, 2024.
(14)	Vests with respect to 2,177 shares each year until fully vested on July 18, 2024.
(15)	Vests with respect to 1,400 shares each year until fully vested on March 19, 2025.
(16)	Vests with respect to 300 shares each year until fully vested on March 19, 2025.
(17)	Vests with respect to 1,400 shares each year until fully vested on March 8, 2026.
(18)	Vests with respect to 1,000 shares each year until fully vested on March 8, 2026.
(19)	Vests with respect to 1,400 shares each year until fully vested on April 12, 2027.
(20)	Vests with respect to 300 shares each year until fully vested on April 12, 2027.

(21)	Vests with respect to 1,400 shares each year until fully vested on July 27, 2028.
(22)	Vests with respect to 300 shares each year until fully vested on July 27, 2028.
(23)	Vests with respect to 4,000 shares each year until fully vested on May 16, 2024.
(24)	Vests with respect to 1,817 shares each year until fully vested on May 16, 2024.
(25)	Vests with respect to 1,100 shares each year until fully vested on March 19, 2025.
(26)	Vests with respect to 270 shares each year until fully vested on March 19, 2025.
(27)	Vests with respect to 1,100 shares each year until fully vested on March 8, 2026.
(28)	Vests with respect to 970 shares each year until fully vested on March 8, 2026.
(29)	Vests with respect to 1,100 shares each year until fully vested on April 12, 2027.
(30)	Vests with respect to 270 shares each year until fully vested on April 12, 2027.
(31)	Vests with respect to 1,100 shares each year until fully vested on February 16, 2028.
(32)	Vests with respect to 200 shares each year until fully vested on April 28, 2027.
(33)	Vests with respect to 700 shares each year until fully vested on February 16, 2028.
(34)	Vests with respect to 500 shares each year until fully vested on December 21, 2028.

Director Compensation

Our non-employee directors may receive both cash and equity compensation. Board compensation is reviewed by comparison to peer institutions using publicly available information, every three years or earlier if requested. Director compensation is designed to attract and retain persons who are well qualified to serve as directors of the Company and the Bank.

The base annual retainer for all directors is $36,000. Directors serving on two or more committees receive $12,000 in addition to the base annual retainer. Directors may elect to receive their base annual retainer and any additional fees in the form of cash or stock. During 2023, in addition to their base annual retainer and additional fees, the Chairman of the Board and all other directors received an annual stock award (in the form of restricted stock units vesting on May 18, 2024) having a grant date fair value of $66,000 and $33,000, respectively.

The following table sets forth information about the compensation of our directors in 2023. Mr. Shelton, our Chief Executive Officer, earned no additional compensation for his service as a director.

Director	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Total Compensation
Andrew J. Armanino	$—	$81,000	$—	$81,000
Stephen A. Cortese	$—	$114,000	$—	$114,000
Kevin J. Cullen	$—	$81,000	$—	$81,000
Stephen R. Dathe	$48,000	$33,000	$—	$81,000
Wayne S. Doiguchi (2)	$48,000	$33,000	$—	$81,000
Rochelle G. Klein	$48,000	$33,000	$—	$81,000
Julie J. Levenson	$—	$69,000	$—	$69,000
Frank L. Muller	$—	$69,000	$—	$69,000
Millicent C. Tracey	$—	$69,000	$—	$69,000
Edmond E. Traille (2)	$24,000	$—	$—	$24,000
Theodore A. Wilm	$36,000	$33,000	$—	$69,000

(1)

The grant date fair value of the stock awards is based on the fair market value of a share of common stock on the grant date, computed in accordance with FAB ASC Topic 718. This column includes stock-based awards and stock issued in lieu of cash fees. As of December 31, 2023, the directors held unvested restricted stock awards in the following amounts: Mr. Armanino, 2,340 shares; Mr. Cortese, 4,680 shares; Mr. Cullen, 2,340 shares; Mr. Dathe, 2,340 shares; Ms. Klein, 2,340 shares; Ms. Levenson, 2,340 shares; Mr. Muller, 2,340 shares; Ms. Tracey, 2,340 shares; and Mr. Wilm 2,340 shares.

(2)	Mr. Traille served as a director until the Company’s annual meeting held on May 18, 2023 and Mr. Doiguchi resigned on November 13, 2023.

Incentive Compensation Clawback Policy

The Company has adopted an incentive compensation clawback policy as required by the rules of the Nasdaq Stock Market, which is filed as Exhibit 97 to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

Set forth below is certain information, as of March 1, 2024 (except where another date is indicated), regarding the shares of our common stock that were owned, beneficially by (i) each of our current directors and each nominee standing for election to our Board of Directors at the Annual Meeting; (ii) each of our named executive officers and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, we believe that the shareholders listed have sole voting and investment power with respect to all shares, subject to applicable community property laws.

Name of Beneficial Owner (1)	Common Stock	Exercisable Options and Vesting Restricted Stock Units (2)	Shares Beneficially Owned (3)	Percent of Class (3)
Directors:
Andrew J. Armanino	105,805	—	105,805	1.26%
Stephen A. Cortese	232,965	—	232,965	2.77%
Kevin J. Cullen	48,341	—	48,341	0.57%
Stephen R. Dathe	50,565	—	50,565	0.60%
Rochelle G. Klein (4)	168,407	—	168,407	2.00%
Julie J. Levenson	4,984	—	4,984	0.06%
Frank L. Muller	14,617	—	14,617	0.17%
Steven E. Shelton	48,522	62,066	110,588	1.31%
Millicent C. Tracey	4,403	—	4,403	0.05%
Theodore A. Wilm	—	—	—	0.00%

Executive Officers other than Directors:
Tom M. Dorrance	16,043	32,735	48,778	0.58%
Vivian Z. Mui	7,524	21,700	29,224	0.35%
Scott Myers	11,031	29,410	40,441	0.48%
Thomas A. Sa	15,302	34,200	49,502	0.59%
Michele M. Wirfel	21,733	39,803	61,536	0.73%

Directors and Executive Officers as a Group (15)	750,242	219,914	970,156	11.53%

(1)	The address for all directors and executives is c/o California BanCorp, 1300 Clay Street, Suite 500, Oakland, California 94612.
(2)	Reflects shares that may be acquired upon the exercise of stock options or the vesting of restricted stock units within 60 days of March 1, 2024.
(3)

Includes beneficially owned shares plus options currently exercisable or exercisable and restricted stock units vesting within 60 days of March 1, 2024. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(4)	Includes 39,546 held in trust as to which Ms. Klein shares voting and dispositive authority as trustee.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information as of March 1, 2024 (except where another date is indicated) regarding the shares of our common stock that were owned, beneficially by each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
AllianceBernstein L.P. (1)	822,146	9.77%
Banc Fund Entities (2)	577,114	6.86%
Manulife Financial Corporation (3)	455,194	5.41%

(1)

Based on a Schedule 13G/A filed with the SEC on February 14, 2024 by AllianceBernstein L.P., which reports sole voting and dispositive power over all such shares. The filing reports that AllianceBernstein L.P. is a majority owned subsidiary of Equitable Holdings, Inc. (“EQH”) and operates under independent management and makes independent decisions from EQH and its respective subsidiaries. The Schedule 13G/A state that EQH calculates and reports beneficial ownership separately from AllianceBernstein pursuant to guidance provided by the SEC in Release Number 34-39538 (January 12, 1998). The filer’s address is 501 Commerce Street, Nashville, TN 37203.

(2)

Based on a Schedule 13G/A filed with the SEC on February 8, 2024 by Banc Fund X L.P. (“BF X”), Banc Fund IX L.P. (“BF IX”) and TBFC Financial Technologies Fund L.P. (“TFTF”) who report sole voting and dispositive authority over 252,938, 324,176 and 0 shares of the Company’s common stock, respectively. The general partner of BF X is MidBan X L.P. The general partner of BF IX is MidBan IX L.P. The general partner of MidBank XI L.P., MidBan IX L.P. and TFTF is The Banc Funds Company, L.L.C. (“TBFC”). The filing further reports that TBFC’s principal shareholder is Charles J. Moore, that Mr. Moore is the manager of BF IX and BF X and TFTF has voting and dispositive power over the securities of the Company held by each of those entities and that as the controlling member of TBFC, Mr. Moore controls TBFC, and therefore each of the partnership entities directly and indirectly controlled by TBFC. The filers’ address is 150 South Wacker Drive, Suite 2725, Chicago IL 60606.

(3)

Based on a Schedule 13G/A filed with the SEC on February 13, 2024 by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly owned subsidiaries, Manulife Investment Management (US) LLC (“MIM (US)”). The filing reports that MIM (US) has beneficial ownership of 455,194 shares and with sole voting and dispositive power over the shares. Additionally, the parent-subsidiary relationship to MIM (US), MFC may be deemed to have beneficial ownership of these same shares. The filers’ address is 197 Clarendon Street, Boston, MA 02116.

Equity Plans

The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	738,157	$19.41	616,442
Equity compensation plans not approved by security holders	—	—	—

Total	738,157	$19.41	616,442

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board has concluded that each of our directors other than Mr. Shelton (Andrew J. Armanino, Stephen A. Cortese, Kevin J. Cullen, Stephen R. Dathe, Rochelle G. Klein, Julie J. Levenson, Frank L. Muller, Millicent C. Tracey and Theodore A. Wilm) meets the independence requirements of the Nasdaq listing standards and applicable SEC rules. Mr. Shelton, the Company’s Chief Executive Officer, is not considered to be independent because he is an executive officer of the Company and the Bank.

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

Under the policy, each of our directors and executive officers is required to inform the Chief Financial Officer of any potential Related Party Transaction. In addition, on an annual basis, each director and executive officer completes a questionnaire designed to elicit information about any potential Related Party Transactions. Once a potential transaction is identified and is determined to constitute a Related Party Transaction, the Nominating and Corporate Governance Committee is provided with details regarding the transaction, including the terms of the transaction, the business purpose of the transaction and the benefit of the transaction to the Company and the relevant related party. The Nominating and Corporate Governance Committee is then required to review the transaction to determine whether it should be permitted or prohibited. In making its determination, the Nominating and Corporate Governance Committee will consider all relevant factors, including but not limited to (i) whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, (ii) whether there are business reasons for the Company to enter into the Related Party Transaction, (iii) whether the Related Party Transaction would impair the independence of an outside director, and (iv) whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company. Any member of the Nominating and Corporate Governance Committee that has an interest in a Related Party Transaction will abstain from voting on approval of the transaction but, if requested, may participate in the committee’s discussions regarding the transaction.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s Charter provides that the Audit Committee must pre-approve all audit and non-audit services to be performed by the Company’s independent public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagements of Elliott Davis LLC (“Elliott Davis”), who audited our financial statements for the year ended December 31, 2023, and Crowe, LLP (“Crowe”), who audited our financial statements for the year ended December 31, 2022.

In addition, the Audit Committee pre-approved all of non-audit services performed by Crowe in fiscal years 2023 and 2022.

Audit and Other Fees Paid in Fiscal Years 2023 and 2022

Audit Services. For the year ended December 31, 2023, Elliott Davis rendered audit services to us which consisted of: (i) an audit of the Company’s consolidated financial statements for the year then ended, including quarterly reviews of the consolidated financial statements during the year and (ii) an audit of the effectiveness of the Company’s internal control over financial reporting. Crowe rendered these same audit services to us with respect to the year ended December 31, 2022.

Audit Related Services. For the year ended December 31, 2022, Crowe rendered audit related services to the Company pertaining to the adoption of a new accounting standard.

Tax Related Services. For the years ended December 31, 2023 and 2022, Crowe rendered tax related services to us which consisted of preparing the Company’s tax returns for the year then ended.

Other Services. For the years ended December 31, 2023 and 2022, Elliott Davis and Crowe rendered other services to the Company.

The following table contains information regarding the fees billed by Elliott Davis and Crowe for the services it rendered to us for the years ended December 31, 2023 and 2022.

Independent Public Accountant Fees	2023	2022
Audit services	$525,570	$595,737
Audit related services	$—	$63,838
Tax related services	$44,000	$42,692
Other services	$25,429	$—

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024, by and between Southern California Bancorp and California BanCorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 30, 2024)

3.1	Articles of Incorporation of California BanCorp †

3.2	Amended and Restated Bylaws of California BanCorp †

4.1	Form of Certificate of Common Stock of California BanCorp †

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

4.3	Form of 5.00% Fixed-Floating Rate Subordinated Note due 2030 of California BanCorp (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2020.

4.4	Indenture, dated as of August 17, 2021, by and between California BanCorp and UMB Bank, National Association, as trustee, including the Form of 3.50% Fixed-to-Floating Rate Subordinated Note due 2031 of California BanCorp (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 17, 2021)

10.1	Form of Indemnification Agreement by and between California BanCorp and its directors and executive officers †

10.2	Form of Indemnification Agreement by and between California Bank of Commerce and its directors and executive officers †

10.3	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2023)

10.4	Form of Stock Option Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.5	Form of Restricted Stock Award Agreement under the Amended and Restated California BanCorp 2017 Equity Incentive Plan* (incorporated by reference to Exhibit 10.7 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.6	Form of Stock Option Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.7	Form of Restricted Stock Award Agreement under the California Bank of Commerce 2014 Equity Incentive Plan* (incorporated by reference to Exhibit 10.11 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.8	Employment Agreement, effective May 7, 2018, by and between Steven E. Shelton and California Bank of Commerce* (incorporated by reference to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.9	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Steven E. Shelton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2022)*

Exhibit Number	Description of Exhibit

10.10	Employment Agreement, effective May 20, 2019, by and between Thomas A. Sa and California Bank of Commerce* (incorporated by reference to Exhibit 10.13 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.11	First Amendment to Employment Agreement, dated as of April 28, 2022, by and between California Bank of Commerce and Thomas A. Sa (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 2, 2022)*

10.12	Employment Agreement, dated as of August 9, 2022, by and between California Bank of Commerce and Scott Myers (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2022)*

10.13	Employment Agreement, dated as of June 19, 2018, by and between California Bank of Commerce and Michele Wirfel (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 11, 2022)*

10.14	Employment Agreement, dated as of July 1, 2019, by and between California Bank of Commerce and Vivian Mui(incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed on August 11, 2022)*

10.15	Employment Agreement, dated as of March 10, 2016, by and between California Bank of Commerce and Thomas M. Dorrance(incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2022)*

10.16	First Amendment to Employment Agreement, dated as of June 19, 2018, by and between California Bank of Commerce and Thomas M. Dorrance(incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 11, 2022)*

10.17	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.18	Executive Supplemental Compensation Agreement by and between California Bank of Commerce and Thomas A. Sa* (incorporated by reference to Exhibit 10.15 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.19	Form of Executive Supplemental Compensation Agreement by and between California Bank of Commerce and each of Scott Myers, Thomas M. Dorrance, Vivian Mui and Michele Wirfel (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 11, 2022)*

10.20	Second Amended and Restated Split-Dollar Agreement effective January 13, 2019 by and between California Bank of Commerce and Steven E. Shelton* (incorporated by reference to Exhibit 10.18 to the Company’s Form 10 filed with the SEC on March 4, 2020)

10.21	Split-Dollar Agreement by and between California Bank of Commerce and Scott Myers (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2022)*

21.1	Subsidiaries of California BanCorp †

23.1	Consent of Elliott Davis, LLP

23.2	Consent of Crowe, LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

Exhibit Number	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.
†	Incorporated by reference to the exhibit of the same number of the Company’s Form 10 filed with the SEC on March 4, 2020.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA BANCORP

Date: March 21, 2024	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature/Name		Title	Date

By:	/s/ Steven E. Shelton Steven E. Shelton	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024

By:	/s/ Thomas A. Sa Thomas A. Sa	President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 21, 2024

By:	/s/ Andrew J. Armanino Andrew J. Armanino	Director	March 21, 2024

By:	/s/ Stephen A. Cortese Stephen A. Cortese	Chairman	March 21, 2024

By:	/s/ Kevin J. Cullen Kevin J. Cullen	Director	March 21, 2024

By:	/s/ Stephen R. Dathe Stephen R. Dathe	Director	March 21, 2024

By:	/s/ Rochelle G. Klein Rochelle G. Klein	Director	March 21, 2024

By:	/s/ Julie J. Levenson Julie J. Levenson	Director	March 21, 2024

By:	/s/ Frank L. Muller Frank L. Muller	Director	March 21, 2024

By:	/s/ Millicent C. Tracey Millicent C. Tracey	Director	March 21, 2024

By:	/s/ Theodore A. Wilm Theodore A. Wilm	Director	March 21, 2024