Form 10-Q
period 2024-03-31
California BanCorp
filed 2024-05-09
CIK 1752036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(510) 457-3737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Trading Symbol)	(Name of exchange on which registered)
Common Stock, No Par Value	CALB	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s common stock as of May 1, 2024: 8,439,185

CALIFORNIA BANCORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollar amounts in thousands)

	March 31, 2024	December 31, 2023
ASSETS:
Cash and due from banks	$12,071	$27,520
Federal funds sold	191,027	184,834

Total cash and cash equivalents	203,098	212,354
Investment securities:
Available for sale, at fair value	31,078	44,560
Held to maturity, at amortized cost, net of allowance for credit losses of $75 and $55 at March 31, 2024 and December 31, 2023, respectively	95,840	100,841

Total investment securities	126,918	145,401
Loans, net of allowance for credit losses of $15,981 and $16,028 at March 31, 2024 and December 31, 2023, respectively	1,506,133	1,544,612
Premises and equipment, net	1,987	2,207
Bank owned life insurance (BOLI)	26,084	25,878
Goodwill and other intangible assets	7,422	7,432
Accrued interest receivable and other assets	50,899	48,021

Total assets	$1,922,541	$1,985,905

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Noninterest-bearing	$633,489	$657,302
Interest-bearing	1,006,027	967,942

Total deposits	1,639,516	1,625,244
Other borrowings	—	75,000
Junior subordinated debt securities	54,326	54,291
Accrued interest payable and other liabilities	28,014	34,909

Total liabilities	1,721,856	1,789,444
Commitments and Contingencies (Note 5)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 40,000,000 shares authorized; 8,436,732 and 8,402,482 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	113,566	113,227
Retained earnings	87,982	84,165
Accumulated other comprehensive loss, net of taxes	(863)	(931)

Total shareholders’ equity	200,685	196,461

Total liabilities and shareholders’ equity	$1,922,541	$1,985,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income
Loans	$23,574	$22,472
Federal funds sold	2,334	1,760
Investment securities	1,474	1,307

Total interest income	27,382	25,539
Interest expense
Deposits	9,096	6,022
Borrowings and subordinated debt	571	760

Total interest expense	9,667	6,782
Net interest income	17,715	18,757
Provision for credit losses	126	358

Net interest income after provision for credit losses	17,589	18,399
Non-interest income
Service charges and other fees	1,379	863
Other	326	244

Total non-interest income	1,705	1,107
Non-interest expense
Salaries and benefits	8,852	7,876
Premises and equipment	1,452	1,180
Merger related expenses	1,024	—
Professional fees	443	450
Data processing	432	608
Other	1,501	1,729

Total non-interest expense	13,704	11,843
Income before provision for income taxes	5,590	7,663
Provision for income taxes	1,773	2,212

Net income	$3,817	$5,451

Earnings per common share
Basic	$0.45	$0.65

Diluted	$0.45	$0.64

Average common shares outstanding	8,413,735	8,339,080

Average common and equivalent shares outstanding	8,566,712	8,492,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net Income	$3,817	$5,451
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	87	326
Reclassification adjustment for securities transferred from available for sale to held to maturity in prior year, net	—	(61)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net	6	2
Tax effect	(25)	(97)

Total other comprehensive income	68	170

Total comprehensive income	$3,885	$5,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2023	8,402,482	$113,227	$84,165	$(931)	$196,461
Stock awards issued and related compensation expense	50,428	772	—	—	772
Shares withheld to pay taxes on stock based compensation	(18,361)	(433)	—	—	(433)
Stock options exercised	5,775	79	—	—	79
Shares withheld to pay exercise price on stock options	(3,592)	(79)	—	—	(79)
Net income	—	—	3,817	—	3,817
Other comprehensive income	—	—	—	68	68

Balance at March 31, 2024	8,436,732	$113,566	$87,982	$(863)	$200,685

	Common Stock		Retained	Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
Balance at December 31, 2022	8,332,479	$111,257	$62,297	$(1,300)	$172,254
Adoption of new accounting standard	—	—	334	—	334
Stock awards issued and related compensation expense	34,560	631	—	—	631
Shares withheld to pay taxes on stock based compensation	(12,139)	(285)	—	—	(285)
Stock options exercised	478	6	—	—	6
Net income	—	—	5,451	—	5,451
Other comprehensive income	—	—	—	170	170

Balance at March 31, 2023	8,355,378	$111,609	$68,082	$(1,130)	$178,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,817	$5,451
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	126	358
Provision for deferred taxes	28	1,987
Depreciation	228	251
Deferred loan (costs) fees, net	(116)	276
Stock based compensation, net	339	346
Increase in cash surrender value of life insurance	(185)	(173)
Discount on retained portion of sold loans, net	(9)	(9)
Net changes in accrued interest receivable and other assets	(2,840)	(7,346)
Net changes in accrued interest payable and other liabilities	(6,694)	1,581

Net cash (used for) provided by operating activities	(5,306)	2,722

Cash flows from investing activities:
Proceeds from principal payments on investment securities	18,509	2,081
Net decrease (increase) in loans	38,303	(23,842)
Capital calls on low income tax credit investments	(5)	(234)
Purchase of premises and equipment	(7)	(26)
Purchase of bank-owned life insurance policies	(22)	(34)

Net cash provided by (used for) investing activities	56,778	(22,055)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	14,272	(74,130)
(Paydown) proceeds from short term and overnight borrowings, net	(75,000)	75,000
Proceeds from exercised stock options, net	—	6

Net cash (used for) provided by financing activities	(60,728)	876

Decrease in cash and cash equivalents	(9,256)	(18,457)
Cash and cash equivalents, beginning of period	212,354	232,382

Cash and cash equivalents, end of period	$203,098	$213,925

Supplemental disclosure of cash flow information:
Recording of right to use assets and operating lease liabilities	$—	$6,127
Cash paid during the year for:
Interest	$9,743	$6,095
Income taxes	$10	$—
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
Proposed Merger with Southern California Bancorp
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
and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2024.
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
The Company completed an interim impairment analysis of goodwill as of March 31, 2024 and determined there was no impairment.
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

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Net income available to common shareholders	$3,817	$5,451
Weighted average basic common shares outstanding	8,413,735	8,339,080
Add: dilutive potential common shares	152,977	152,987

Weighted average diluted common shares outstanding	8,566,712	8,492,067
Basic earnings per share	$0.45	$0.65

Diluted earnings per share	$0.45	$0.64

Recent Accounting Pronouncements
In December 2023, the FASB issued
ASU No.
2023-09
 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.

2. INVESTMENT SECURITIES
The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At March 31, 2024:
Mortgage backed securities	$12,288	$22	$(787)	$11,523
Government agencies	19,941	—	(386)	19,555

Total available for sale securities	$32,229	$22	$(1,173)	$31,078

Mortgage backed securities	$51,997	$76	$(6,718)	$45,355
Government agencies	3,070	—	(507)	2,563
Corporate bonds	40,773	—	(3,978)	36,795

Total held to maturity securities, net	$95,840	$76	$(11,203)	$84,713

At December 31, 2023:
Mortgage backed securities	$15,882	$25	$(758)	$15,149
Government agencies	29,916	—	(505)	29,411

Total available for sale securities	$45,798	$25	$(1,263)	$44,560

Mortgage backed securities	$56,928	$—	$(6,140)	$50,788
Government agencies	3,072	—	(513)	2,559
Corporate bonds	40,841	—	(4,158)	36,683

Total held to maturity securities, net	$100,841	$—	$(10,811)	$90,030

The Company did not purchase or sell any investment securities during the three months ended March 31, 2024 and 2023.
The following table summarizes the scheduled maturities of our available for sale and held to maturity investment securities as of March 31, 2024.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less that one year	$18,372	$18,100	$13,673	$13,640
One to five years	4,976	4,846	14,480	14,044
Five to ten years	—	—	19,593	16,885
Beyond ten years	1,448	1,328	20,094	16,036
Securities not due at a single maturity date	7,433	6,804	28,000	24,108

Total investment securities	$32,229	$31,078	$95,840	$84,713

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

Management monitors the credit quality of held to maturity investment securities through the use of credit ratings by major credit agencies and analysis of issuer financial information, if available. Additionally, securities issued by government-sponsored agencies, such as FNMA, FHLMC and SBA, have implicit and/or explicit credit guarantees by the United States Federal Government which protect us from credit losses on the contractual cash flows of the securities. The following table reflects the amortized cost and fair value of held to maturity investment securities as of March 31, 2024 and December 31, 2023, aggregated by credit quality indicators.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Aaa	$11,261	$9,179	$11,382	$9,473
Aa1/Aa2/Aa3	3,069	2,563	3,072	2,559
A1/A2/A3	4,774	3,466	4,770	3,543
Not rated	76,736	69,505	81,617	74,455

Total held to maturity securities	$95,840	$84,713	$100,841	$90,030

At March 31, 2024, the Company had 51 securities in an unrealized loss position. At December 31, 2023, the Company had 55 securities in an unrealized loss position. The following table summarizes the unrealized losses for those investment securities, at the respective reporting dates, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2024:
Mortgage backed securities	$—	$—	$9,783	$(787)	$9,783	$(787)
Government agencies	—	—	19,555	(386)	19,555	(386)

Total available for sale securities	$—	$—	$29,338	$(1,173)	$29,338	$(1,173)

Mortgage backed securities	$—	$—	$42,113	$(6,718)	$42,113	$(6,718)
Government agencies	—	—	2,563	(507)	2,563	(507)
Corporate bonds	—	—	36,795	(3,978)	36,795	(3,978)

Total held to maturity securities	$—	$—	$81,472	$(11,203)	$81,472	$(11,203)

At December 31, 2023:
Mortgage backed securities	$—	$—	$13,314	$(758)	$13,314	$(758)
Government agencies	—	—	29,411	(505)	29,411	(505)

Total available for sale securities	$—	$—	$42,725	$(1,263)	$42,725	$(1,263)

Mortgage backed securities	$—	$—	$50,788	$(6,140)	$50,788	$(6,140)
Government agencies	—	—	2,559	(513)	2,559	(513)
Corporate bonds	—	—	36,683	(4,158)	36,683	(4,158)

Total held to maturity securities	$—	$—	$90,030	$(10,811)	$90,030	$(10,811)

At March 31, 2024 and December 31, 2023, management determined that it did not intend to sell any available for sale investment securities with unrealized losses, and it was unlikely that the Company would be required to sell any of those securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses were recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management did not believe any of the securities were impaired due to reasons of credit quality at March 31, 2024 and December 31, 2023.

The Company measures expected credit losses on held to maturity securities collectively by major security type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions along with reasonable and supportable forecasts. At March 31, 2024 and December 31, 2023, the Company determined that an allowance for credit losses of $75,000 and $55,000, respectively, was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.
The following table presents the balance and activity in the allowance for credit losses on held to maturity securities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$55	$—
Adoption of new accounting standard	—	110
Provision for credit losses	20	—
Net charge-offs	—	—

Ending balance	$75	$110

On a quarterly basis, the Company utilizes a comprehensive risk assessment which includes an external rating methodology to identify, measure, and monitor risks associated with our held to maturity loan portfolio. The provision for credit losses in the first quarter of 2024 was primarily driven by an increase in the risk of default pertaining to certain securities in the held to maturity portfolio, and was identified as part of the comprehensive quarterly analysis.
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Outstanding loans as of March 31, 2024 and December 31, 2023 are summarized below. Certain loans have been pledged to secure borrowing arrangements (see Note 4).

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$610,459	$626,615
Real estate - other	834,143	849,306
Real estate - construction and land	35,886	44,186
SBA	3,919	4,032
Other	36,484	35,394

Total loans, gross	1,520,891	1,559,533
Deferred loan origination costs, net	1,223	1,107
Allowance for credit losses	(15,981)	(16,028)

Total loans, net	$1,506,133	$1,544,612

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
Loans not meeting the criteria above that are analyzed individually, as part of the above described process, are considered to be pass-rated loans.

The following table reflects the Company’s recorded investment in loans by credit quality indicators and by year of origination as of March 31, 2024.

	Term Loans by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial and industrial
Pass	$2,575	$79,677	$131,880	$51,887	$14,380	$58,129	$212,976	$551,504
Special mention	—	117	250	1,815	442	937	22,159	25,720
Substandard	—	751	10,173	2,445	57	431	19,378	33,235

Total	$2,575	$80,545	$142,303	$56,147	$14,879	$59,497	$254,513	$610,459

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - other
Pass	$6,979	$41,701	$186,703	$187,023	$83,281	$210,914	$69,193	$785,794
Special mention	—	—	4,267	33,165	—	4,137	—	41,569
Substandard	—	—	—	1,638	—	5,142	—	6,780

Total	$6,979	$41,701	$190,970	$221,826	$83,281	$220,193	$69,193	$834,143

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - construction and land
Pass	$—	$4,786	$3,535	$8,806	$—	$—	$—	$17,127
Special mention	—	—	—	14,227	—	—	—	14,227
Substandard	—	2,889	—	—	—	1,643	—	4,532

Total	$—	$7,675	$3,535	$23,033	$—	$1,643	$—	$35,886

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$—	$—	$734	$—	$—	$2,243	$102	$3,079
Special mention	—	—	—	—	—	88	—	88
Substandard	—	—	—	—	—	752	—	752

Total	$—	$—	$734	$—	$—	$3,083	$102	$3,919

Current period gross charge-offs	$—	$—	$—	$—	$—	$309	$—	$309
Other
Pass	$33	$28	$1,372	$—	$148	$32,451	$2,452	$36,484
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total	$33	$28	$1,372	$—	$148	$32,451	$2,452	$36,484

Current period gross charge-offs	$—	$—	$—	$—	$—	$130	$—	$130
Total
Pass	$9,587	$126,192	$324,224	$247,716	$97,809	$303,737	$284,723	$1,393,988
Special mention	—	117	4,517	49,207	442	5,162	22,159	81,604
Substandard	—	3,640	10,173	4,083	57	7,968	19,378	45,299

Total	$9,587	$129,949	$338,914	$301,006	$98,308	$316,867	$326,260	$1,520,891

Current period gross charge-offs	$—	$—	$—	$—	$—	$439	$—	$439

The following table reflects the Company’s recorded investment in loans by credit quality indicators and by year of origination as of December 31, 2023.

	Term Loans by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Pass	$86,292	$136,525	$55,779	$15,517	$27,484	$35,217	$206,037	$562,851
Special mention	124	3,700	1,940	502	730	336	24,048	31,380
Substandard	751	10,888	1,319	111	443	—	18,872	32,384

Total	$87,167	$151,113	$59,038	$16,130	$28,657	$35,553	$248,957	$626,615

Current period gross charge-offs	$—	$136	$—	$—	$—	$20	$247	$403
Real estate - other
Pass	$44,570	$181,849	$186,142	$84,708	$58,419	$160,252	$83,755	$799,695
Special mention	—	4,293	33,356	—	1,575	3,575	—	42,799
Substandard	—	—	1,649	—	587	4,576	—	6,812

Total	$44,570	$186,142	$221,147	$84,708	$60,581	$168,403	$83,755	$849,306

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - construction and land
Pass	$3,982	$10,134	$25,544	$—	$—	$—	$—	$39,660
Special mention	2,871	—	—	—	—	—	—	2,871
Substandard	—	—	—	—	—	1,655	—	1,655

Total	$6,853	$10,134	$25,544	$—	$—	$1,655	$—	$44,186

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$—	$747	$17	$—	$570	$1,721	$108	$3,163
Special mention	—	—	—	—	—	102	—	102
Substandard	—	—	—	—	398	369	—	767

Total	$—	$747	$17	$—	$968	$2,192	$108	$4,032

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Other
Pass	$—	$1,511	$—	$169	$—	$33,329	$385	$35,394
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Total	$—	$1,511	$—	$169	$—	$33,329	$385	$35,394

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$134,844	$330,766	$267,482	$100,394	$86,473	$230,519	$290,285	$1,440,763
Special mention	2,995	7,993	35,296	502	2,305	4,013	24,048	77,152
Substandard	751	10,888	2,968	111	1,428	6,600	18,872	41,618

Total	$138,590	$349,647	$305,746	$101,007	$90,206	$241,132	$333,205	$1,559,533

Current period gross charge-offs	$—	$136	$—	$—	$—	$20	$247	$403

The following table reflects an aging analysis of the loan portfolio by the time past due at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	30 Days	60 Days	90+ Days	Nonaccrual	Current	Total
As of March 31, 2024:
Commercial and industrial	$4,933	$—	$—	$1,159	$604,367	$610,459
Real estate - other	5,044	—	—	—	829,099	834,143
Real estate - construction and land	—	16,793	—	—	19,093	35,886
SBA	—	398	—	53	3,468	3,919
Other	241	169	240	—	35,834	36,484

Total loans, gross	$10,218	$17,360	$240	$1,212	$1,491,861	$1,520,891

As of December 31, 2023:
Commercial and industrial	$—	$—	$—	$3,728	$622,887	$626,615
Real estate - other	1,824	—	—	—	847,482	849,306
Real estate - construction and land	—	—	—	—	44,186	44,186
SBA	—	—	—	53	3,979	4,032
Other	—	—	—	—	35,394	35,394

Total loans, gross	$1,824	$—	$—	$3,781	$1,553,928	$1,559,533

The increase in past due loans during the first quarter of 2024 was primarily due to one construction loan that was paid off in full during April 2024.
The following table reflects nonaccrual loans by portfolio segment as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
As of March 31, 2024:
Commercial and industrial	$1,159	$—	$1,159
SBA	53	—	53

Total nonaccrual loans	$1,212	$—	$1,212

As of December 31, 2023:
Commercial and industrial	$3,708	$20	$3,728
SBA	53	—	53

Total nonaccrual loans	$3,761	$20	$3,781

Interest forgone on nonaccrual loans totaled $62,000 and $42,000 for the three months ended March 31, 2024 and 2023, respectively. There was no interest recognized on a cash-basis on loans individually evaluated for expected credit losses/impairment during the three months ended March 31, 2024 and 2023.
The Company measures expected credit losses on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.
The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management designates as having higher risk. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral dependent loans, the Company has adopted the practical expedient under the ASC 326 to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table reflects the Company’s collateral dependent loans by portfolio segment and by type of collateral as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Residential Property	Business Assets	Total Collateral Dependent Loans
As of March 31, 2024:
Commercial and industrial	$—	$8,785	$8,785
SBA	451	—	451

Total collateral dependent loans	$451	$8,785	$9,236

As of December 31, 2023:
Commercial and industrial	$—	$3,728	$3,728
SBA	53	—	53

Total collateral dependent loans	$53	$3,728	$3,781

The following table reflects the changes in, and allocation of, the allowance for credit losses and allowance for loan losses by portfolio segment for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended March 31, 2024:
Beginning balance	$10,853	$3,218	$492	$521	$944	$16,028
Provision for credit losses	231	(120)	50	(7)	147	301
Charge-offs	—	—	—	(309)	(130)	(439)
Recoveries	91	—	—	—	—	91

Ending balance	$11,175	$3,098	$542	$205	$961	$15,981

Allowance for credit losses / gross loans	1.83%	0.37%	1.51%	5.23%	2.63%	1.05%
Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	-7.88%	-0.36%	-0.02%
Three months ended March 31, 2023:
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,912	(654)	(142)	1	(653)	464
Charge-offs	(247)	—	—	—	—	(247)
Recoveries	—	—	—	—	—	—

Ending balance	$10,719	$2,943	$743	$42	$935	$15,382

Allowance for loan losses / gross loans	1.63%	0.34%	1.16%	0.75%	2.48%	0.95%
Net recoveries (charge-offs) / gross loans	-0.04%	0.00%	0.00%	0.00%	0.00%	-0.02%
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

During the three months ended March 31, 2024, the Company had two loans with a recorded investment or commitment with terms that had been modified due to the borrower experiencing financial difficulties. These loans had no payments that were considered past due as of the reporting date. During the three months ended March 31, 2023, the Company had no loans with a recorded investment or commitment with terms that had been modified due to the borrower experiencing financial difficulties. The following table reflects the type of concession granted and the financial effect of the modifications for the three months ended March 31, 2024.

(Dollars in thousands)	Amortized Cost	% of Total Portfolio Segment	Financial Effect
Commercial and industrial	$11,065	1.81%	Term Extension - maturity date extended from March 15, 2024 to December 15, 2024
Commercial and industrial	3,641	0.60%	Term Extension - maturity date extended from January 31, 2024 to April 30, 2024

Total modified loans	$14,706

The Company had no loan modifications resulting from a borrower experiencing financial difficulties with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2024.
4. BORROWING ARRANGEMENTS
The Company has a borrowing arrangement with the Federal Reserve Bank of San Francisco (FRB) under which advances are secured by portions of the Bank’s loan and investment securities portfolios. The Company’s credit limit varies according to the amount and composition of the assets pledged as collateral. At March 31, 2024, amounts pledged and available borrowing capacity under such limits were approximately $410.5 million and $334.3 million, respectively. At December 31, 2023, amounts pledged and available borrowing capacity under such limits were approximately $432.5 million and $343.3 million, respectively.
The Company has a borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB) under which advances are secured by portions of the Bank’s loan portfolio. The Company’s credit limit varies according to its total assets and the amount and composition of the loan portfolio pledged as collateral. At March 31, 2024, amounts pledged and available borrowing capacity under such limits were approximately $397.0 million and $351.5 million, respectively. At December 31, 2023, amounts pledged and available borrowing capacity under such limits were approximately $401.4 million and $280.9 million, respectively. On December 29, 2023, the Company secured a FHLB short-term borrowing for $75.0 million at a fixed rate of 5.70%. This borrowing was repaid in full on January 2, 2024.
Under Federal Funds line of credit agreements with several correspondent banks, the Company can borrow up to $123.0 million. There were no borrowings outstanding under these arrangements at March 31, 2024 and December 31, 2023.
The Company maintains a revolving line of credit with a commitment of $3.0 million for a one-year
term at a rate of Prime plus 0.40%. At March 31, 2024 and December 31, 2023, no borrowings were outstanding under this line of credit.
The Company issued $20.0 million in subordinated debt on September 30, 2020. The subordinated debt has a fixed interest rate of 5.00% for the first 5 years and a stated maturity of September 30, 2030. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 0.488%. The subordinated debt was recorded net of related issuance costs of $300,000. At March 31, 2024 and December 31, 2023, the balance remained at $20.0 million, net of the remaining unamortized issuance cost.
The Company issued an additional $35.0 million in subordinated debt on August 17, 2021. The subordinated debt has a fixed interest rate of 3.50% for the first 5 years and a stated maturity of September 1, 2031. After the fifth year, the interest rate changes to a quarterly variable rate equal to then current three-month term SOFR plus 0.286%. The subordinated debt was recorded net of related issuance costs of $760,000. At March 31, 2024 and December 31, 2023, the balance remained at $35.0 million, net of the remaining unamortized issuance cost.

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
At March 31, 2024 and December 31, 2023, the Company had outstanding unfunded commitments for loans of approximately $612.6 million and $676.1 million, respectively.
The outstanding unfunded commitments for loans at March 31, 2024 was comprised of fixed rate commitments of approximately $31.2 million and variable rate commitments of approximately $581.4 million. The following table reflects the interest rate and maturity ranges for the unfunded fixed rate loan commitments as of March 31, 2024.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years	Total
Unfunded fixed rate loan commitments:
Interest rate less than or equal to 4.00%	$17,140	$2,929	$106	$20,175
Interest rate between 4.00% and 5.00%	450	3,491	219	4,160
Interest rate greater than or equal to 5.00%	2,270	2,667	1,967	6,904

Total unfunded fixed rate loan commitments	$19,860	$9,087	$2,292	$31,239

The Company records an allowance for credit losses on
off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s income statements. The allowance for credit losses on off-balance
sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses related to unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets and was $2.0 million and $2.2 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$2,166	$430
Adoption of new accounting standard	—	1,397
Provision for credit losses	(195)	(106)

Ending balance	$1,971	$1,721

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2026 and 2030, with certain leases containing either three, five, or seven-year renewal options.
The following table reflects the quantitative information for the Company’s leases for the three months ended, and as of, March 31, 2024.

(Dollars in thousands)	March 31, 2024
Operating lease cost (cost resulting from lease payments)	$590
Operating lease - operating cash flows (fixed payments)	$598
Operating lease right-of-use assets (other assets)	$8,557
Operating lease liabilities (other liabilities)	$10,265
Weighted average lease term - operating leases	5.1 years
Weighted average discount rate - operating leases	3.39%
The following table reflects the minimum commitments under these non-cancellable
leases, before considering renewal options, as of March 31, 2024.

(Dollars in thousands)	March 31, 2024
2024	$1,814
2025	2,486
2026	2,451
2027	1,402
2028	1,078
Thereafter	2,063

Total undiscounted cash flows	11,294
Discount on cash flows	(1,029)

Total lease liability	$10,265

Rent expense included in premises and equipment expense totaled $590,000 and $488,000 for the three months ended March 31, 2024 and 2023, respectively.
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
At March 31, 2024, uninsured deposits at financial institutions were approximately $2.5 million. At December 31, 2023, uninsured deposits at financial institutions were approximately $3.0 million.
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

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 and December 31, 2023 are as follows:

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Financial assets:
Cash and cash equivalents	$203,098	$203,098	$—	$—	$203,098
Investment securities:
Available for sale	31,078	—	31,078	—	31,078
Held to maturity	95,840		77,361	7,352	84,713
Loans, net	1,506,133	—	—	1,438,856	1,438,856
Accrued interest receivable	10,120	—	1,018	9,102	10,120
Financial liabilities:
Deposits	$1,639,516	$1,311,636	$328,188	$—	$1,639,824
Subordinated debt	54,326	—	—	50,196	50,196
Accrued interest payable	3,216	—	3,114	102	3,216
As of December 31, 2023:
Financial assets:
Cash and due from banks	$212,354	$212,354	$—	$—	$212,354
Investment securities:
Available for sale	44,560	—	44,560	—	44,560
Held to maturity	100,841		82,806	7,224	90,030
Loans, net	1,544,612		—	1,470,794	1,470,794
Accrued interest receivable	8,847	—	982	7,865	8,847
Financial liabilities:
Deposits	$1,625,244	$1,315,032	$311,213	$—	$1,626,245
Other borrowings	75,000	—	—	75,000	75,000
Subordinated debt	54,291	—	—	50,248	50,248
Accrued interest payable	3,292	—	2,593	699	3,292
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
Loans—Fair values of loans for March 31, 2024 and December 31, 2023 are estimated on an exit price basis with contractual cash flow, prepayments, discount spreads, credit loss and liquidity premium assumptions. Loans with similar characteristics such as prepayment rates, terms and rate indexed are aggregated for purposes of the calculations. Loans are generally classified using Level 3 inputs.

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

Assets Recorded at Fair Value on a Recurring Basis
The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2024:
Investments available for sale:
Mortgage backed securities	$11,523	$—	$11,523	$—
Government agencies	19,555	—	19,555	—

Total assets measured at fair value on a recurring basis	$31,078	$—	$31,078	$—

As of December 31, 2023:
Investments available for sale:
Mortgage backed securities	$15,149	$—	$15,149	$—
Government agencies	29,411	—	29,411	—

Total assets measured at fair value on a recurring basis	$44,560	$—	$44,560	$—

Fair values for
available-for-sale
investment securities are based on quoted market prices for exact or similar securities. During the periods presented, there were no significant transfers in or out of Levels 1 and 2 and there were no changes in the valuation techniques used. Additionally, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2024 and December 31, 2023.
Assets Recorded at Fair Value on a
Non-Recurring
Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring
basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date. The following table summarizes impaired loans measured at fair value on a non-recurring
basis as of March 31, 2024 and December 31, 2023.

	Carrying Amount	Fair Value Measurements
(Dollars in thousands)		Level 1	Level 2	Level 3
As of March 31, 2024:
Individually evaluated loans - Commercial	$1,159	$—	$—	$1,159
Individually evaluated loans - SBA	53	—	—	53

Total assets measured at fair value on a non-recurring basis	$1,212	$—	$—	$1,452

As of December 31, 2023:
Impaired loans - Commercial	$3,728	$—	$—	$3,728
Impaired loans - SBA	53	—	—	53

Total assets measured at fair value on a non-recurring basis	$3,781	$—	$—	$3,781

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2024 and December 31, 2023 and our results of operations for the three months ended March 31, 2024 and 2023, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, California Bank of Commerce, the discussion and analysis relates to activities primarily conducted by the Bank.

Forward Looking Statements

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding future events, such as our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, and our future plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Additionally, statements regarding expectations, plans or objectives for future operations, products or services, loan recoveries and the proposed merger (the “Merger”) of the Company and Southern California Bancorp may be forward-looking statements. Often, forward-looking statements include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

In addition to the risk of incurring loan losses and provision for credit losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: deteriorating economic conditions and macroeconomic factors such as unemployment rates and the volume of bankruptcies, as well as changes in monetary, fiscal or tax policy, any of which could cause us to incur losses and adversely affect our results of operations in the future; the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk of a recession in the United States economy, and domestic or international economic conditions, which could cause us to incur credit losses and adversely affect our results of operations in the future; changes in prevailing interest rates, which may adversely affect our interest margins, net interest income and the value of our investment securities; the risk that we will not be able to manage our liquidity, interest rate or operational risks effectively, in which event our operating results or financial condition could be harmed; risks associated with seeking new client relationships and maintaining existing client relationships; the impacts of inflation; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; our ability to retain deposits during the pendency of the Merger, and integration and conversion activities related to the Merger; terms and conditions in our merger agreement with Southern California Bancorp that restrict our business while the Merger is pending; the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement; delays in completing the Merger; the failure to satisfy any of the conditions to the Merger on a timely basis or at all; the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas we and California Bank of Commerce do business; certain restrictions during the pendency of the Merger that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities during the pendency of the Merger; and potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger and the integration of the two companies and banks. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as such information may be updated from time to time in subsequent filings we may make with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2024.

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

Proposed Merger with Southern California Bancorp

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

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K and in Note 1 to our unaudited financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

Some of the financial measures discussed in this Report are considered non-GAAP financial measures. A non-GAAP financial measure is a financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles.

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

The following table summarizes the details of the non-GAAP financial measure reflecting net income adjusted for the impact of merger related expenses that the Company has included in this Report for the three months ended March 31, 2024 and 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Net income	$3,817	$5,451
Add: After-tax merger related expenses	1,024	—

Adjusted net income	$4,841	$5,451

The following table summarizes the details of the non-GAAP financial measure reflecting earnings per share adjusted for the impact of merger related expenses that the Company has included in this Report for the three months ended March 31, 2024 and 2023.

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Adjusted net income	$4,841	$5,451
Adjusted basic earnings per share	$0.58	$0.65

Adjusted diluted earnings per share	$0.57	$0.64

Average common shares outstanding	8,413,735	8,339,080

Average common and equivalent shares outstanding	8,566,712	8,492,067

The following table summarizes the details of the non-GAAP financial measure reflecting total revenue that the Company has included in this Report for the three months ended March 31, 2024 and 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Net interest income	$17,715	$18,757
Non-interest income	1,705	1,107

Total revenue	$19,420	$19,864

The following table summarizes the details of the non-GAAP financial measure reflecting non-interest expense adjusted for capitalized loan origination costs and the impact of merger related expenses that the Company has included in this Report for the three months ended March 31, 2024 and 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Non-interest expense	$13,704	$11,843
Add: Capitalized loan origination costs	414	651
Less: Merger related expenses	(1,024)	—

Total non-interest expense, before capitalization of loan origination costs and merger related expenses	$13,094	$12,494

The following table summarizes the details of the non-GAAP financial measure reflecting the efficiency ratio adjusted for the impact of merger related expenses that the Company has included in this Report for the three months ended March 31, 2024 and 2023.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Non-interest expense	$13,704	$11,843
Less: Merger related expenses	(1,024)	—

Total non-interest expense, before merger related expenses	$12,680	$11,843
Total revenue	$19,420	$19,864

Adjusted efficiency ratio	65.29%	59.62%

Results of Operations – Three Months Ended March 31, 2024 and 2023:

Overview

For the three months ended March 31, 2024 and March 31, 2023, net income was $3.8 million and $5.5 million, respectively, representing a decrease of $1.6 million, or 30%. Compared to the same period last year, net interest income after the provision for credit losses decreased by $810,000, non-interest income increased by $598,000, non-interest expense increased by $1.9 million, and income tax expense decreased by $439,000. Excluding the impact of merger related expenses pertaining to the pending transaction with Southern California Bancorp, the Company’s net income for the first quarter of 2024 was $4.8 million (See Non-GAAP Financial Measures).

Diluted earnings per share were $0.45 for the first quarter of 2024, compared to $0.64 for the first quarter of 2023. Excluding the impact of merger related expenses, the Company’s diluted earnings per share were $0.57 for the first quarter of 2024 (See Non-GAAP Financial Measures).

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

Net interest income for the three months ended March 31, 2024, was $17.7 million, a decrease of $1.1 million, or 6% from $18.8 million for the same period in 2023. The decrease in net interest income was primarily attributable to a less favorable mix of average earning assets and an increase in the cost of deposits, which negatively impacted net interest margin. Contributing to the less favorable mix of average earning assets, the Company experienced a reduction in loan balances as a result of conservative underwriting combined with decreased demand and pay-offs occurring in the normal course of business. Net interest margin decreased by 13 basis points to 3.89% for the three months ended March 31, 2024, compared to 4.02% for the three months ended March 31, 2023.

Average total interest-earning assets were $1.83 billion in the first quarter of 2024 compared to $1.89 billion for the same period during 2023. The decrease in total interest-earning assets was primarily due to the reduction in the loan portfolio combined with decreased liquidity resulting from a lower balance of demand deposits. For the quarter ended March 31, 2024, the yield on average earning assets increased 54 basis points to 6.01% from 5.47% for the quarter ended March 31, 2023. The yield on total average gross loans in the three months ended March 31, 2024 was 6.24%, representing an increase of 48 basis points compared to 5.76% in the same period one year earlier. For the three months ended March 31, 2024 compared to the same period in 2023, the yield on average federal funds sold increased 83 basis points to 5.38% from 4.55%, and the yield on average investment securities increased 86 basis points to 4.29% from 3.43%.

For the three months ended March 31, 2024, average loans decreased $63.6 million, or 4%, from the quarter ended March 31, 2023 and average interest-bearing deposit balances decreased $1.4 million, or 0%, from the same quarter in the prior year. Average noninterest-bearing deposits for the first quarter of 2024 decreased $71.7 million, or 10%, from the same period in the prior year. The average loan to deposit ratio for the first quarter of 2024 was 93.19% compared to 93.08% for the first quarter of 2023.

Of the $63.6 million decrease in average loan balances year over year, average commercial and real estate related loans decreased by $31.0 million and $27.3 million, respectively. Additionally, SBA loans decreased by $2.0 million, and other loans decreased by $3.3 million.

The cost of interest-bearing deposits was 3.76% during the quarter ended March 31, 2024 compared to 2.49% in the same quarter one year earlier. In addition, the overall cost of average total deposit balances increased by 82 basis points to 2.24% in the first quarter of 2024 compared to 1.42% in the first quarter of 2023.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Yields or Rates	Interest Income/ Expense	Average Balance	Yields or Rates	Interest Income/ Expense
ASSETS
Interest earning assets:
Loans (1)	$1,518,722	6.24%	$23,574	$1,582,332	5.76%	$22,472
Federal funds sold	174,551	5.38%	2,334	156,941	4.55%	1,760
Investment securities	138,060	4.29%	1,474	154,667	3.43%	1,307

Total interest earning assets	1,831,333	6.01%	27,382	1,893,940	5.47%	25,539

Noninterest-earning assets:
Cash and due from banks	18,858			18,098
All other assets (2)	65,951			62,247

TOTAL	$1,916,142			$1,974,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$24,736	0.20%	12	$34,032	0.08%	$7
Money market and savings	635,696	3.12%	4,928	626,666	2.01%	3,104
Time	311,884	5.36%	4,156	310,246	3.81%	2,911
Other	55,130	4.17%	571	71,108	4.33%	760

Total interest-bearing liabilities	1,027,446	3.78%	9,667	1,042,052	2.64%	6,782

Noninterest-bearing liabilities:
Demand deposits	657,320			728,986
Accrued expenses and other liabilities	30,856			26,326
Shareholders’ equity	200,520			176,921

TOTAL	$1,916,142			$1,974,285

Net interest income and margin (3)		3.89%	$17,715		4.02%	$18,757

(1)

Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of net deferred loan costs of $34,000 and $226,000 for the three months ended March 31, 2024 and 2023, respectively.

(2)	Other noninterest-earning average assets includes the allowance for credit losses of $16.1 million and $17.0 million for the three months ended March 31, 2024 and 2023, respectively.
(3)	Net interest margin is net interest income divided by total interest-earning assets.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended March 31, 2024 and 2023. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to
	Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest income:
Loans	$(987)	$2,089	$1,102
Federal funds sold	235	339	574
Investment securities	(177)	344	167
Interest expense:
Deposits
Demand	(5)	10	5
Money market and savings	70	1,754	1,824
Time	22	1,223	1,245
Other borrowings	(165)	(24)	(189)

Net interest income	$(851)	$(191)	$(1,042)

Interest Income

Interest income increased by $1.9 million in the first quarter of 2024 compared to the same period of 2023, primarily due to an increase in the prime rate which generated higher yields on our loan portfolio. The prime rate at March 31, 2024 and March 31, 2023 was 8.50% and 8.00%, respectively. Interest earned on our loan portfolio of $23.6 million in the first quarter of 2024 represented an increase of $1.1 million, or 5%, compared to $22.5 million for the first quarter of 2023. Interest earned on federal funds sold of $2.3 million for the three months ended March 31, 2024 compared to $1.8 million for the same period in the prior year. Interest earned on investment securities of $1.5 million for the three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023.

Interest Expense

Interest expense increased by $2.9 million in the first quarter of 2024 compared to the same period of 2023, primarily due to the effect of increased rates paid on interest-bearing deposits and other borrowings. The average rate paid on interest-bearing liabilities in the first quarter of 2024 compared to the same period one year earlier increased 114 basis point to 3.78% from 2.64%.

Provision for Credit Losses

The provision for credit losses of $126,000 for the three months ended March 31, 2024 was comprised of $301,000 pertaining to the allowance for credit losses on loans, $(195,000) pertaining to the allowance for credit losses for unfunded loan commitments, and $20,000 pertaining to the allowance for credit losses for held to maturity securities.

The provision for credit losses on loans of $301,000 for the first quarter of 2024 compared to a provision for credit losses on loans of $464,000 for the first quarter of 2023. The Company had loan charge-offs of $439,000 and recoveries of $91,000 during the first quarter of 2024, compared to loan charge-offs of $247,000 and no recoveries during the first quarter of 2023. The allowance for credit losses on loans as a percentage of outstanding loans was 1.05% at March 31, 2024 and 1.03% at December 31, 2023.

Non-interest Income

The following table reflects the major components of the Company’s non-interest income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	Percent
Service charges and other fees	$1,379	$863	$516	60%
Earnings on BOLI	185	173	12	7%
Other	141	71	70	99%

Total non-interest income	$1,705	$1,107	$598	54%

Non-interest income increased by $598,000, or 54% in the first quarter of 2024, compared to the first quarter of 2023. The increase was primarily due to an increase in service charges and other fee income related to treasury management activities and prepayment penalties assessed on loans.

Net interest income and non-interest income comprised total revenue of $19.4 million and $19.9 million for the quarters ended March 31, 2024 and March 31, 2023, respectively (See Non-GAAP Financial Measures).

Non-interest Expense

The following table reflects the major components of the Company’s non-interest expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and benefits	$8,852	$7,876	$976	12%
Premises and equipment	1,452	1,180	272	23%
Merger related expenses	1,024	—	1,024	100%
Professional fees	443	450	(7)	-2%
Data processing	432	608	(176)	-29%
Other	1,501	1,729	(228)	-13%

Total non-interest expense	$13,704	$11,843	$1,861	16%

Non-interest expense was $13.7 million and $11.8 million for the three months ended March 31, 2024 and 2023, respectively. Excluding capitalized loan origination costs and the impact of merger related expenses, non-interest expense for the first quarter of 2024 was $13.1 million compared to $12.5 million for the first quarter of 2023, representing an increase of $600,000, or 5% (See Non-GAAP Financial Measures). The increase in non-interest expense, excluding capitalized origination costs and merger related expenses, from the first quarter of 2024 was primarily due to an increase in salaries and benefits as well as premises and equipment related to investments to support the growth of the business.

For the three months ended March 31, 2024 and 2023, the Company’s efficiency ratio, the ratio of non-interest expense to revenues, was 70.57% and 59.62%, respectively. Excluding the impact of merger related expenses, the Company’s efficiency ratio was 65.29% for the first quarter of 2024 (See Non-GAAP Financial Measures).

Provision for Income Taxes

Income tax expense was $1.8 million for the first quarter of 2024 and $2.2 million for the same period in prior year. The effective tax rates for those time periods were 31.7% and 28.9%, respectively. The increase in the effective tax rate from the prior year was due to the recognition of non-deductible merger related expenses.

Financial Condition:

Overview

Total assets of the Company were $1.92 billion as of March 31, 2024 compared to $1.99 billion as of December 31, 2023. The decrease in total assets from year-end was primarily due to slower loan growth as a result of conservative new loan production and decreased liquidity related to a reduction in non-interest bearing deposits and other borrowings.

Loan Portfolio

Our loan portfolio consists almost entirely of loans to customers who have a full banking relationship with us. Gross loan balances decreased by $38.6 million, or 2%, from December 31, 2023 to March 31, 2024 primarily due to a reduction in commercial and industrial loans and real estate related loans.

The loan portfolio at March 31, 2024 and December 31, 2023 was comprised of approximately 40% of commercial and industrial loans. In addition, commercial real estate loans comprised 57% of our loans at March 31, 2024 and December 31, 2023. Our loans are generated by our relationship managers and executives. Our senior management is actively involved in the lending, underwriting, and collateral valuation processes. Higher dollar loans or loan commitments are also approved through a bank loan committee comprised of executives and outside board members.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$610,459	$626,615
Real estate - other	834,143	849,306
Real estate - construction and land	35,886	44,186
SBA	3,919	4,032
Other	36,484	35,394

Total loans, gross	1,520,891	1,559,533
Deferred loan origination costs, net	1,223	1,107
Allowance for credit losses	(15,981)	(16,028)

Total loans, net	$1,506,133	$1,544,612

Commercial and industrial	40%	40%
Real estate - other	55%	54%
Real estate - construction and land	2%	3%
SBA	1%	1%
Other	2%	2%

Total loans, gross	100%	100%

The following table shows the maturity distribution for total loans outstanding as of March 31, 2024. The maturity distribution is grouped by remaining scheduled principal payments that are due within one year, after one but within five years, after five years but within fifteen years, or after fifteen years. The principal balances of loans are indicated by both fixed and variable rate categories.

(Dollars in thousands)	Due in One Year Or Less	Over One Year But Less Than Five Years	Over Five Years But Less Than Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$191,014	$317,172	$102,273	$—	$610,459
Real estate - other	40,144	492,815	289,810	11,374	834,143
Real estate - construction and land	33,653	1,227	1,006	—	35,886
SBA	53	1,062	1,996	808	3,919
Other	2,464	1,569		32,451	36,484

Total loans, gross	$267,328	$813,845	$395,085	$44,633	$1,520,891

	Loans With
(Dollars in thousands)	Fixed Rates (1)	Variable Rates	Total
Commercial and industrial	$150,375	$460,084	$610,459
Real estate - other	570,177	263,966	834,143
Real estate - construction and land	3,541	32,345	35,886
SBA	—	3,919	3,919
Other	33,972	2,512	36,484

Total loans, gross	$758,065	$762,826	$1,520,891

(1)	Excludes variable rate loans on floors

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no other real estate owned at March 31, 2024 and December 31, 2023. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured.

The following table presents information regarding the Company’s nonperforming and modified loans as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$1,212	$3,781
Loans over 90 days past due and still accruing	240	—

Total nonperforming loans	1,452	3,781
Foreclosed assets	—	—

Total nonperforming assets	$1,452	$3,781

Modified loans	$14,706	$9,737

Nonperforming loans / gross loans	0.10%	0.24%
Allowance for credit losses / nonperforming loans	1100.62%	423.91%

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

The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated.

(Dollars in thousands)	Commercial and Industrial	Real Estate Other	Real Estate Construction and Land	SBA	Other	Total
Three months ended March 31, 2024:
Beginning balance	$10,853	$3,218	$492	$521	$944	$16,028
Provision for credit losses	231	(120)	50	(7)	147	301
Charge-offs	—	—	—	(309)	(130)	(439)
Recoveries	91	—	—	—	—	91

Ending balance	$11,175	$3,098	$542	$205	$961	$15,981

Allowance for credit losses / gross loans	1.83%	0.37%	1.51%	5.23%	2.63%	1.05%
Net recoveries (charge-offs) / gross loans	0.01%	0.00%	0.00%	-7.88%	-0.36%	-0.02%
Three months ended March 31, 2023:
Beginning balance	$10,620	$5,322	$884	$132	$47	$17,005
Adoption of new accounting standard	(1,566)	(1,725)	1	(91)	1,541	(1,840)
Provision for credit losses	1,912	(654)	(142)	1	(653)	464
Charge-offs	(247)	—	—	—	—	(247)
Recoveries	—	—	—	—	—	—

Ending balance	$10,719	$2,943	$743	$42	$935	$15,382

Allowance for loan losses / gross loans	1.63%	0.34%	1.16%	0.75%	2.48%	0.95%
Net recoveries (charge-offs) / gross loans	-0.04%	0.00%	0.00%	0.00%	0.00%	-0.02%

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

The following table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments in our securities portfolio as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Estimated Fair Value
At March 31, 2024:
Mortgage backed securities	$12,288	$22	$(787)	$11,523
Government agencies	19,941	—	(386)	19,555

Total available for sale securities	$32,229	$22	$(1,173)	$31,078

Mortgage backed securities	$51,997	$76	$(6,718)	$45,355
Government agencies	3,070	—	(507)	2,563
Corporate bonds	40,773	—	(3,978)	36,795

Total held to maturity securities, net	$95,840	$76	$(11,203)	$84,713

At December 31, 2023:
Mortgage backed securities	$15,882	$25	$(758)	$15,149
Government agencies	29,916	—	(505)	29,411

Total available for sale securities	$45,798	$25	$(1,263)	$44,560

Mortgage backed securities	$56,928	$—	$(6,140)	$50,788
Government agencies	3,072	—	(513)	2,559
Corporate bonds	40,841	—	(4,158)	36,683

Total held to maturity securities, net	$100,841	$—	$(10,811)	$90,030

The Company adopted ASC 326 on January 1, 2023 and, as a result, records an allowance for credit losses on investment securities. No allowances for credit losses have been recognized, individually or collectively, on available for sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company determined that an allowance for credit losses of $75,000 and $55,000, respectively, was required for held to maturity securities. The allowance for credit losses pertained to corporate bonds and was presented as a reduction to the amortized cost of held to maturity securities outstanding.

Deposits

Our deposits are primarily generated through core customer relationships, related predominantly to business relationships. Many of our business customers maintain high levels of liquid balances in their demand deposit accounts and use the Bank’s treasury management services. An additional source of deposits is periodically obtained through third-party brokers. At March 31, 2024 and December 31, 2023, the Company held wholesale brokered time deposits of $261.6 million and $244.0 million, respectively.

The Company is also a participant in the Certificate of Deposit Account Registry Service (CDARS), IntraFi Network (ICS), and Reich & Tang Deposit Solutions (R&T) network, all of which provide reciprocal deposit placement services to fully qualify large customer deposits for FDIC insurance among other participating banks. At March 31, 2024 and December 31, 2023, the Company had $456.8 million and $460.0 million of reciprocal deposits, respectively. At March 31, 2024 and December 31, 2023 insured deposits represented 61% of the total deposit portfolio and uninsured deposits represented 39% of the total deposit portfolio.

At March 31, 2024, approximately 39% of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at March 31, 2024 were held in interest-bearing demand, savings and money market accounts and time deposits. Approximately 41% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at March 31, 2024, which provide our customers with interest and liquidity. Time deposits comprised the remaining 20% of our deposits at March 31, 2024.

The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At March 31, 2024:
Demand noninterest-bearing	$633,489	39%
Demand interest-bearing	21,911	1%
Money market and savings	656,236	40%
Time	327,880	20%

Total deposits	$1,639,516	100%

At December 31, 2023:
Demand noninterest-bearing	$657,302	40%
Demand interest-bearing	26,715	2%
Money market and savings	631,015	39%
Time	310,212	19%

Total deposits	$1,625,244	100%

The aggregate amount of time deposits in excess of the FDIC insurance limit was $33.9 million at March 31, 2024 and December 31, 2023. The following table reflects the aggregate maturities of those deposits as of the respective reporting periods.

(Dollars in thousands)	March 31, 2024	December 31, 2023
3 months or less	$28,024	$5,827
Over 3 months through 6 months	5,847	28,022
Over 6 months through 12 months	9	6
Over 12 months	—	—

Total uninsured time deposits	$33,880	$33,855

Liquidity

Our primary source of funding is deposits from our core banking relationships. However, the majority of the Bank’s deposits are transaction accounts or money market accounts that are payable on demand. Additionally, a small number of customers represent a large portion of the Bank’s deposits, as evidenced by the fact that approximately 20% of deposits were represented by the 10 largest depositors at both March 31, 2024 and December 31, 2023. We strive to manage our liquidity in a manner that enables us to meet expected and unexpected liquidity needs under both normal and adverse conditions. The Bank maintains significant on-balance sheet and off-balance liquidity sources, including a marketable securities portfolio, the ability to supplement core deposits with brokered time deposits combined with the stability provided by utilizing reciprocal deposit networks, and our borrowing capacity through various secured and unsecured sources. Our borrowing capacity includes lines of credit with the FRB, FHLB, and correspondent banks that enable us to borrow funds as described in Note 4 to the consolidated financial statements included in Item 1 of this Report.

Capital Resources

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At March 31, 2024 and December 31, 2023, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank’s capital ratios exceeded the minimums necessary to be considered ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2024, the capital conservation buffer was 5.63%.

At March 31, 2024, the Bank had a Tier 1 risk-based capital ratio of 12.69%, a total capital to risk-weighted assets ratio of 13.63%, and a leverage ratio of 12.72%. At December 31, 2023, the Bank had a Tier 1 risk-based capital ratio of 12.04%, a total capital to risk-weighted assets ratio of 12.96%, and a leverage ratio of 12.14%.

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
Item 1A. Risk Factors
There have been no material changes to the risks and uncertainties that we described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form
10-K
for the year ended December 31, 2023, which we filed with the SEC on March 21, 2024.
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

California BanCorp

Dated: May 9, 2024	By:	/s/ Steven E. Shelton
Steven E. Shelton
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Thomas A. Sa
Thomas A. Sa
President and Chief Financial Officer
(Principal Financial and Accounting Officer)